Form 10-Q
period 2021-09-30
Tristar Acquisition I Corp.
filed 2021-11-29
CIK 1852736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
001-40905

Tristar Acquisition I Corp.
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1587643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2870 Peachtree Road, NW Suite 509 Atlanta, GA	30305
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (412)
327-9294

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	TRIS.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	TRIS	New York Stock Exchange
Redeemable warrants, each full warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	TRIS.WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant ha
s
 submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November 29, 2021, the registrant
had 23,000,000
Class A ordinary shares, $0.0001 par value per share,
and 5,750,000
Class B ordinary shares, outstanding.

TRISTAR ACQUISITION I CORP.
Quarterly Report on Form
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

Item 1. Financial Statements
PART
I-FINANCIAL
INFORMATION
TRISTAR ACQUISITION I CORP.
CONDENSED BALANCE SHEET
September 30, 2021
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash	$821
Prepaid expenses	14,950

Total current assets	15,771
Deferred offering costs	647,389

TOTAL ASSETS	$663,160

LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES:
A ccounts payable and accrued expenses	$538,973
Promissory note - related party	252,717

Total liabilities	791,690

Commitments and contingencies (Note 5)
Shareholder’s deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575
Additional paid-in capital	24,425
Accumulated deficit	(153,530)

Total shareholder’s deficit	(128,530)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$663,160

(1)
This number includes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full in or in part by the underwriters (see Note 4). On November 3, 2021, the underwriters exercised the full over-allotment option.

See accompanying notes to unaudited condensed financial statements

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2021	For the period from March 5, 2021 (inception) through September 30, 2021
General and administrative expenses	$32,464	$153,530

Net loss	$(32,464)	$(153,530)

Weighted average shares outstanding, basic and diluted (1)	5,000,000	5,000,000

Basic and fully diluted net loss per share	$(0.01)	$(0.03)

(1)
This number
ex
cludes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On November 3, 2021, the underwriters exercised the full over-allotment.

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
For the three months ended September 30, 2021 and for the period from March 5, 2021 (inception) through September 30, 2021
(UNAUDITED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(121,066)	(121,066)

Balance - June 30, 2021	—	$—	5,750,000	$575	$24,425	$(121,066)	$(96,066)
Net loss	—	—	—	—	—	(32,464)	(32,464)

Balance - September 30, 2021 (UNAUDITED)	—	$—	5,750,000	$575	$24,425	$(153,530)	$(128,530)

(1)
This number includes an aggregate of 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 4). On November 3, 2021, the underwriters exercised the full over-allotment option.

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENT OF CASH FLOWS
For the period from March 5, 2021 (inception) through September 30, 2021
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,530)
Changes in operating assets and liabilities:
Prepaid expenses	(14,950)
A ccounts payable and accrued expenses	6,381

Net cash used in operating activities	(162,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	252,717
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Payment of offering costs	(114,797)

Net cash provided by financing activities	162,920

NET INCREASE IN CASH	821
CASH BEGINNING OF PERIOD	—

CASH END OF PERIOD	$821

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred offering costs included in accounts payable and accrued expenses	$532,592

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Note 1—Description of Organization, Business Operations and Basis of Presentation
Tristar Acquisition I Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on March 5, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus a target business in the telecommunications and technology oriented sector. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating

income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Tristar Holdings I LLC, a Cayman Islands limited liability company (the “Sponsor”). The Company’s underwriters are Wells Fargo Securities, LLC and Loop Capital Markets (collectively, the “Underwriters”).
On October 18, 2021, the Company consummated its Public Offering of
20,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit which is discussed in Note 3,
and the sale of 6,775,000 warrants
(“Private Placement Warrants”),
at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Public Offering. On November 3, 2021, the Underwriters’ exercised the full overallotment option, whereby an additional 3,000,000 Units were sold at $10.00 per Unit and an additional 570,000 Private Placement Warrants were purchased by the Sponsor.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Public Offering, management deposited
an amount equal to at least $10.10 per Unit sold in the Public Offering, including proceeds from the sale of the Private Placement Warrants to the Sponsor, held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide holders of the Company’s outstanding Class A ordinary shares, par value $0.0001 per share, sold in the Public Offering (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Basis of Presentation – Continued

entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.10 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the
T
rust
A
ccount and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriters (as discussed in Note 5). These Public Shares will be recorded at redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a shareholder vote is not required by applicable law or share exchange rule and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.
The memorandum and articles of association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor and the Company’s officers and directors (the “initial shareholders”) have agreed, pursuant to a letter agreement with the Company, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 21 months, as applicable) from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares.
If the Company is unable to complete a Business Combination within 18 months from the closing of the Public Offering (as such period may be extended pursuant to the amended and restated memorandum and articles of association, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Basis of Presentation – Continued

number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
Certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company’s management (the “Anchor Investors”) have purchased
 1,918,333
Units, in the Public Offering at the offering price of
$10.00
per Unit, and such allocations were determined by the Underwriters
 (see Note 4)
.
The initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The Underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than,
$10.10.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i)
$10.10
per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than
$10.10
per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the Underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering, on October 18, 2021, at which time capital in excess of the funds deposited in the Trust Account that is used to fund offering expenses was released to the Company for general working capital purposes. Further, the Company has access to $1,500,000 in working capital loans, as described in Note 4. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued and therefore substantial doubt has been alleviated.

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Basis of Presentation – Continued

Risk and Uncertainties
Management is currently evaluating the impact of the

COVID-19

pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.
The accompanying interim unaudited financial statements should be read in conjunction with the final prospectus of the Company filed with the SEC on October 14, 2021 and the Form 8-K filed on October 22, 2021.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed
balance sheet.
The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, ‘‘Derivatives and Hedging’’. Derivative instruments are initially recorded at fair value on the grant date and re-valued
at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified in the condensed balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liabilities
The Company accounted for the 18,845,000 warrants after the Underwriters exercise of the full over-allotment option, issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in FASB ASC 815
,
“Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company will classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2—Summary of Significant Accounting Policies – Continued

each reporting period. This liability will be remeasured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model for the private warrants and public warrants until the public warrants separate and trade separately. Our valuation model will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation
at each reporting period. No warrants are currently outstanding.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.
Deferred Offering Costs Associated with the Public Offering
Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering and that will be charged to shareholder’s deficit upon the completion of the Public Offering.
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. At September 30, 2021 , the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period
s
presented.
Income Taxes
The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2—Summary of Significant Accounting Policies – Continued

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020-06”)
to simplify accounting for certain financial instruments.
ASU 2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity.
ASU 2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU 2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU 2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements
.
Note 3—Public Offering
Pursuant to the Public Offering, the Company consummated the sale of
20,000,000 units at a price of $10.00
per Unit, On October 18, 2021
. Each Unit consists of one Class A ordinary share (such ordinary shares included in the Units being offered, the “Public Shares”), and one-half
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).
On October 18, 2021 the Anchor Investors purchased
 1,918,333
Units in the Public Offering at the offering price of
$10.00
per Unit, allocated as determined by the Underwriters. There can be no assurance as to the amount of such Units th
at the Anchor Investors will retain, if any, prior to or upon the consummation of the initial Business Combination
 (see Note 4)
.
The Company granted the Underwriters a

45-day
option from the date of the final prospectus relating to the Public Offering to purchase up to 3,000,000
additional Units to cover over-allotments, if any, at the Public Offering price, less underwriting discounts and commissions. On November 3, 2021, the Underwriters exercised the full over-allotment option
.
Note 4—Related Party Transactions
Founder Shares
On March 15, 2021, the Sponsor subscribed to purchase 7,187,500 Class B ordinary shares of the Company, par value $0.0001 per share (the “Founder Shares”), and fully paid for those shares on March 19, 2021. In August 2021, the Sponsor forfeited 1,437,500 Founder Shares, resulting in a decrease in the total number of Founder Shares from 7,187,500 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share forfeiture. The initial shareholders have agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the Underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the Underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding ordinary shares after the Public Offering
.

On November 3, 2021, the Underwriters exercised the full over-allotment option.
The initial shareholders will agree, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 4—Related Party Transactions – Continued

Additionally, upon consummation of the Public Offering, the Sponsor sold Founder Shares to Anchor Investors that expressed an interest in purchasing at least 9.9%
of the Units sold in the Public Offering, subject to each Anchor Investor purchasing 100%
of the Units allocated to it. The Sponsor sold one of the Anchor
Investors 333,333
Founder Shares at a purchase price of
$3 per share. In addition, the Sponsor
sold
to other Anchor Investors an aggregate of 1,585,000 at a purchase price of $0.01 per share. The Company allocated the excess of the estimated fair value of the Founder Shares sold to Anchor Investors over the purchase price of those shares against the gross proceeds from these Anchor Investors as either a reduction in its additional paid-in
capital or as offering expense based on relative fair value of the financial instruments included in the Public Offering in accordance with Staff Accounting Bulletin Topic 5A. The estimated fair value of the Founder Shares at the closing of the Public Offering was $13,562,614 or $7.07 per share.
Private Placement Warrants
The Sponsor
purchased
an aggregate of 7,345,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant (approximately
$7,345,000) in a private placement that occur
r
ed
simultaneously with the closing of the Public Offering. Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash (except as described below) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
The Sponsor will agree, subject to limited exceptions, not to transfer, assign or sell the Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
On March 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). The Note was amended in May, 2021, to increase the aggregate principal balance up to $300,000. This loan is non-interest
bearing and payable. There is an outstanding balance of $252,717 as of September 30, 2021. The outstanding balance under the Promissory Note was repaid on October 18, 2021 upon the closing of the Initial Public Offering.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 4—Related Party Transactions – Continued

Service and Administrative Fees
The Company enter
ed
into an agreement, commencing on the effective date of the Public Offering, to pay the Sponsor $10,000 per month for office space, secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Note 5—Commitments & Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares are
entitled to registration rights pursuant to a registration rights agreement signed prior to the consummation of the Public Offering. These holders are
entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Underwriters
were
entitled to an underwriting discount of $0.20 per unit, or $4,000,000 in the aggregate (or approximately $4,600,000 in the aggregate when
the Underwriters’ over-allotment option
was
exercised in full),
paid
upon the closing of the Public Offering. $0.45 per unit, or approximately $9,000,000 in the aggregate (or approximately $10,350,000 in the aggregate when
the Underwriters’ over-allotment option
was
exercised in full) will be payable to the Underwriters for deferred underwriting commissions. The deferred fee will become payable to the Underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On November 3, 2021, the Underwriters exercised the full over-allotment option.
Forward Purchase Agreements
The Company has entered into forward purchase agreements with one Anchor investor and one institutional accredited investor that are not affiliated with the Sponsor or any member of the Company’s management, under which such forward purchase investors may purchase up to an aggregate of 4,500,000 Class A ordinary shares at a price of $10.00 per share as described in the forward purchase agreements, each in a private placement that will close immediately prior to the closing of our initial Business Combination. The terms of the forward purchase shares will generally be identical to the Class A ordinary shares included in the Units being sold in this offering, except that they will have registration rights and rights of first refusal with respect to any business combination financing, as described in the forward purchase agreements. One of the forward purchase investors may elect, in its sole discretion, to purchase convertible debt securities or non-convertible debt
instruments in lieu of the forward purchase shares, or a combination thereof, for an aggregate purchase price of up to $25,000,000.
Note 6—Warrant Liabilities
The Company account
ed
for the 18,845,000 warrants issued in connection with the Public Offering (the 11,500,000 Public Warrants and the 7,345,000 Private Placement Warrants
after
the underwriters’ over-allotment option
was
exercised) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 6—Warrant Liabilities – Continued

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder(or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided, that if the Class A ordinary shares is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The warrants have an exercise price of $11.50 per share. If (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of (i) the Market Value and (ii) the Newly Issued Price.
The Private Placement Warrants
are
identical to the Public Warrants, except that (1) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be non-redeemable
(except as described below) so long as they are held by the Sponsor or its permitted transferees, (3) the Private Placement Warrants may be exercised by the holders on a cashless basis and (4) the holders of the Private Placement Warrants(including with respect to the ordinary shares issuable upon exercise of the Private Placement Warrants) are entitled to registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 6—Warrant Liabilities – Continued

The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for split-up
of ordinary shares, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the
30-trading
day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Note 7—Shareholder’s Equity
Class
 A Ordinary Shares
—The Company is authorized to issue 90,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. On March 15, 2021, the Sponsor subscribed to purchase 7,187,500 Class B ordinary shares, which was fully paid on March 19, 2021
.
In August 2021, the Sponsor forfeited 1,437,500 Founder Shares, resulting in a decrease in the total number of Founder Shares from 7,187,500 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share forfeiture. The initial shareholders had
agreed to forfeit up to 750,000
Founder Shares to the extent that the over-allotment option was not exercised in full by the Underwriters. On November 3, 2021, the Underwriters exercised the full over-allotment option
.
Shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders; provided that, prior to the completion of the initial Business Combination, holders of the Class B ordinary shares will have the right to elect all of the Company’s directors and remove members of the Company’s board of directors for any reason. Holders of the Public Shares will not be entitled to vote on the Company’s election of directors during such time. In addition, prior to the completion of the initial Business Combination, holders of a majority of the outstanding Class B ordinary shares may remove a member of the Company’s board of directors for any reason. These provisions of the Company’s memorandum and articles of association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by no less than two-thirds
of the Company’s ordinary shares who attend and vote at the Company’s general meeting which shall include the affirmative vote of a simple majority of the Company’s Class B ordinary shares. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.

TRISTAR ACQUISITION I CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 7—Shareholder’s Equity – Continued

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holders, on a one-for-one
basis. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Offering and related to the closing of the initial Business Combination, including pursuant to a specified future issuance, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued or issuable to any seller in the initial Business Combination).
Preferred Shares
—The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preferred shares issued or outstanding.
Note 8—Subsequent Events
The Company evaluated events that have occurred after the balance sheet date through the date on which these financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On October 13, 2021 the registration statement for the Company’s Public Offering was declared effective by the United State Securities and Exchange Commission. The Public Offering closed on October 18, 2021 (the “Close Date”) resulting in the sale of 20,000,000 Units at a price of $10.00 per Unit. The Sponsor purchased an aggregate of 6,775,000 Private Placement Warrants for $1.00 each, or $6,775,000 in the aggregate. Of the total proceeds from the Public Offering and Private Placement, $202,000,000 was deposited into the Trust Account on the Close Date.
In conjunction with the close of the Public offering, the Anchor Investors have each purchased units in the Initial Public Offering at varying amounts not exceeding 9.9% of the units subject to the Public Offering. As part of each Anchor Investor purchasing 100%
of the Units allocated to it, in connection with the closing of the Public Offering the Sponsor sold a total of
 1,918,333
Founder Shares to the Anchor Investors at their total purchase price.
On November 3, 2021, the Underwriters exercised their option to purchase additional Units, resulting in the issuance of an additional 3,000,000 Units at a public offering price of $10.00 per Option Unit. After giving effect to the exercise and close of the option, an aggregate of 23,000,000 Units have been issued in the Public Offering.
Simultaneously, with the sale of an additional 3,000,000 Unit
s
, the Company consummated a private sale of an additional 570,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant.
A total of $232,300,000
($10.10 per unit) of the net proceeds from the Public Offering and sale of Private Placement Warrants were deposited into the Trust Account.

Items 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this Quarterly Report on Form
10-Q
(this “Quarterly Report”) to “we,” “us” or the “Company” refer to Tristar Acquisition I Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tristar Holdings I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the final prospectus for our initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on March 5, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the private placement warrants (the “Private Placement Warrants”) that occurred simultaneously with the consummation of our Initial Public Offering (the “Private Placement”), the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held in the trust account established for the benefit of our public stockholders (the “Trust Account”). We expect to incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, our initial Business Combination.
For the three months ended September 30, 2021 and the period from March 5, 2021 through September 30, 2021, we had a net loss of $32,464 and $153,530 respectively, which consisted of general and administrative expenses of $32,464 and $153,530, respectively.

Liquidity, Capital Resources and Going Concern
Until the consummation of our Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor.
For the period March 5, 2021 through September 30, 2021, cash used in operating activities was $162,099. Net loss of $153,530 was affected by changes in operating assets and liabilities, which used $8,569 of cash from operating activities. Cash provided by financing activities was $162,920. Cash provided included proceeds from promissory note – related party of $252,717 and $25,000 from proceeds of issuance of Class B ordinary shares net of offering costs paid of $114,797.
As of September 30, 2021, we had cash held outside the Trust Account of $821.
On March 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $100,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “Note”). The note was amended in April, 2021 and again in May, 2021 to increase the aggregate principal balance ultimately up to $300,000. This loan is non-interest
bearing and payable at the completion of the Initial Public Offering. The outstanding balance as of September 30, 2021 was $252,717. The outstanding balance under the Promissory Note was repaid on October 18, 2021 upon the closing of the Initial Public Offering.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Upon the consummation of a Business Combination the Working Capital Loans may be repaid out of the proceeds of the Trust Account released to the Company or, at the lender’s discretion, up to $1,500,000 of the loan balance may be converted into warrants with terms identical to the Private Placement Warrants at a price of $1.00 per warrant. If a Business Combination does not close the Working Capital Loans could only be repaid with funds held outside the Trust Account.
We do not expect we will need additional financing in order to meet the expenditures required for operating our business prior to our initial Business Combination.
Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
On October 18, 2021 we consummated the Initial Public Offering by selling 20,000,000 units (“Units”) at $10.00 per Unit. The Sponsor purchased an aggregate of 6,775,000 Private Placement Warrants for $1.00 each, or $6,775,000 in the aggregate. Of the total proceeds from the Initial Public Offering and Private Placement, $202,000,000 ($10.10 per unit) was deposited into the Trust Account on October 18, 2021. The Initial Public Offering also resulted in the Company having approximately $1,509,325 in cash held outside the Trust for operational needs.
On November 3, 2021, the underwriters exercised the over-allotment option by purchasing an additional 3,000,000 units. Simultaneously with the exercise of the over-allotment option by the underwriters, the Sponsor purchased an additional 570,000 Private Placement Warrants at $1.00 per warrant totaling $570,000. As part of the over-allotment, the Company incurred additional underwriting fees of $600,000 and deferred underwriting fees of $1,350,000.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing.

Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space and secretarial and administrative services. We began incurring these fees on October 13, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.
The underwriters of our Initial Public Offering are entitled to a deferred fee of $0.45 per Unit, or $9,000,000 in the aggregate or $10,350,000 in the aggregate for the over-allotment option exercised in full. Subject to the terms of the underwriting agreement, (i) the deferred fee was placed in the Trust Account and will be released to the underwriters only upon the completion of our initial Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination.
Critical Accounting Policies and Estimates
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, there were no shares of Class A common stock subject to possible redemption outstanding.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet.
The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.
Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.
Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, ‘‘Derivatives and Hedging’’. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liabilities
The Company will account for the 18,845,000 warrants, after the Underwriters’ exercised the over-allotment option, issued in connection with the Initial Public Offering and Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company will classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be remeasured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model for the private warrants and public warrants until the public warrants separate and trade separately. Our valuation model will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. No warrants are currently outstanding.
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU
2020-06
would have on our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended on September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.
Item 1A. Risk Factors.
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Founders Shares
During the period from March 5, 2021 (date of inception) to September 30, 2021, the Sponsor purchased 5,750,000 Founder Shares for an aggregate purchase price of $25,000, or $0.004 per share.
The Founders Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.
Private Placement
The Sponsor purchased from the Company an aggregate of 7,345,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant in a private placement that occurred simultaneously with the completion of the Offering and a subsequent private placement that occurred simultaneously with the exercise of the Underwriters’ over-allotment option. Each Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 4. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.
The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Founder and underwriters are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Use of Proceeds
On October 13, 2021, the Securities and Exchange Commission (“SEC”) declared effective the Company’s Registration Statement, as amended, on Form
S-1
(File No
333-255009),
in connection with the IPO of 20,000,000 Units.
The Company entered into an underwriting agreement on October 13, 2021, to conduct the IPO of 20,000,000 Units in the amount of $200 million in gross proceeds, with a
45-day
option provided to the underwriters to purchase up to 3,000,000 additional Units solely to cover over-allotments, if any, in the amount of up to $30 million in additional gross proceeds. Each Unit consists of one Class A ordinary share of the Company, $0.0001 par value, and one-half
(1/2) of one redeemable warrant (a “Public Warrant”). Each whole Public Warrant is exercisable for one Class A ordinary share at a price of $11.50 per full share.
On October 18, 2021, the Company consummated the IPO of 20,000,000 units (the “Units”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.
On November 3, 2021, the Underwriters exercised their option to purchase an additional 3,000,000 Units to cover over-allotments, at a price of $10.00 per Unit, generating $30 million in additional gross proceeds to the Company.
As of October 18, 2021, we had cash of $1,509,325 held outside the Trust Account for working capital purposes.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTAR ACQUISITION I CORP.

Date: November 29, 2021	By:	/s/ William M. Mounger II
William M. Mounger II
Chief Executive Officer (Principal Executive Officer)

Date: November 29, 2021	By:	/s/ Timothy Dawson
Timothy Dawson
Chief Financial Officer (Principal Financial and Accounting Officer)