Form 10-Q
period 2022-03-31
Tristar Acquisition I Corp.
filed 2022-05-16
CIK 1852736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

TRISTAR ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40905	98-1587643
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

2870 Peachtree Road, NW Suite 509 Atlanta, Georgia	30305
(Address Of Principal Executive Offices)	(Zip Code)
(412)
327-9294
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	TRIS.U	The New York Stock Exchange
Class A ordinary shares included as part of the units	TRIS	The New York Stock Exchange
Redeemable warrants included as part of the units	TRIS.WS	The New York Stock Exchange
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
May 13
, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TRISTAR ACQUISITION I CORP.
Form
10-Q
For the three months ended March 31, 2022

PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 5, 2021 (inception) through March 31, 2021 (Unaudited)	4

	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from March 5, 2021 (inception) through March 31, 2021 (Unaudited)	5

	Condensed Statement of Cash Flows for the three months ended March 31, 2022 and for the period from March 5, 2021 (inception) through March 31, 2021 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.—OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)
TRISTAR ACQUISITION I CORP.
CONDENSED BALANCE SHEET

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$897,239	$1,231,992
Prepaid expenses	317,957	307,045

Total current assets	1,215,196	1,539,037

Prepaid expenses, net of current portion	155,776	259,888
Cash held in trust account	232,308,346	232,302,491

TOTAL ASSETS	$233,679,318	$234,101,416

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$152,951	$156,057

Total current liabilities	152,951	156,057

LONGTERM LIABILITIES:
Derivative warrant liabilities	7,538,000	9,684,400
Deferred underwriting fee payable	10,350,000	10,350,000

Total long term liabilities	17,888,000	20,034,400

Total liabilities	18,040,951	20,190,457

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 23,000,000 at $10.10 redemption value	232,300,000	232,300,000

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(16,662,208)	(18,389,616)

Total shareholder’s deficit	(16,661,633)	(18,389,041)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$233,679,318	$234,101,416

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31, 2022	For the period from March 5, 2021 (inception) through March 31, 2021
General and administrative expenses	$(424,846)	$(11,304)

Loss from operations	(424,846)	$(11,304)

Other income
Interest income	5,854	—
Change in fair value of warrant liability	2,146,400	—

Total other income	2,152,254	—

Net income (loss)	$1,727,408	$(11,304)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.06	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$—

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES SHAREHOLDER’S DEFICIT (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2022
	Ordinary Shares				Additional Paid-in Capital		Total Shareholder’s Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2022	—	$—	5,750,000	$575	$—	$(18,389,616)	$(18,389,041)
Net income	—	—	—	—	—	1,727,408	1,727,408

Balance—March 31, 2022	—	$—	5,750,000	$575	$—	$(16,662,208)	$(16,661,633)

	FOR THE PERIOD MARCH 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021
	Ordinary Shares				Additional Paid-in Capital		Total Shareholder’s Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares	—	—	5,750,000	575	24,425	—	25,000
Net income	—	—	—	—	—	(11,304)	(11,304)

Balance—March 31, 2021	—	$—	5,750,000	$575	$24,425	$(11,304)	$13,696

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	March 31, 2022	For the period from March 5, 2021 (inception) through March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,727,408	$(11,304)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in derivative warrant liabilities	(2,146,400)	—
Interest income earned on investment held in Trust Account	(5,855)	—
Changes in operating assets and liabilities:
Prepaid expenses	93,200	—
Accounts payable and accrued expenses	(3,106)	500

Net cash used in operating activities	(334,753)	(10,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note—related party	—	20,804
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000

Net cash provided by financing activities	—	45,804

NET (DECREASE) INCREASE IN CASH	(334,753)	35,000
CASH BEGINNING OF PERIOD	1,231,992	—

CASH END OF PERIOD	$897,239	$35,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred offering costs included in accounts payable and accrued expenses	$—	$210,000

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
As of March 31, 2022 and December 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below and since completion of the Initial Public Offering, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 st
 as its fiscal year end.
The Company’s sponsor is Tristar Holdings I LLC, a Delaware limited liability company (the “Sponsor”)
Initial Public Offering
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
Following the closing of the Initial Public Offering and over-allotment option, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and over-allotment option and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and is invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100%
 of the public shares if the Company does not complete the initial Business Combination within 18 months (or 21 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for its initial business combination within 18 months from the closing of the Initial Public Offering but has not completed its initial business combination within such 18 month period) from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, the return of the funds held in the trust account to the public shareholders as part of the redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted fund

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations and Liquidity - Continued

and may hinder the Company’s ability to complete a business combination. If the Company is unable to complete the initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and the warrants will expire worthless.
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
Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
15
% of the Public Shares without the Company’s prior written consent.
The initial shareholders and anchor investors (as described in Note 5) have agreed to (i) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within
 18
months (or 21 months, as applicable) from the Initial Public Offering. However, if the initial shareholders or anchor investors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations and Liquidity - Continued

The Company will have until 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering (the “Combination Period”) to

complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity and Going Concern
As of March 31, 2022 and December 31, 2021, the Company had cash outside the Trust Account of $897,239 and $1,231,992 available for working capital needs respectively. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2022 and December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 13, 2023 to consummate a Business Combination, or July 13, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by April 13, 2023. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 13, 2023.

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations and Liquidity - Continued

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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2022 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

1
0

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 2—Significant Accounting Policies - Continued

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable securities Held in Trust Account
As of March 31, 2022 and December 31, 2021, the assets held in Trust Account were held in money market funds which invest in U.S. Treasury securities.

The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value of the U.S Treasury securities equals the fair value at March 31, 2022 and December 31, 2021.
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
capital and accumulated deficit.
As of March 31, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $25,910,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares attributable to the anchor investors (see Note 5), and $918,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. Of the $25,910,754 in offering costs, $24,329,399 were charged to shareholders’ deficit, and $1,581,355 were expensed immediately.

1
1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 2—Significant Accounting Policies - Continued

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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statement. Since the Company was incorporated on March 5, 2021, the evaluation was performed for the 2021 tax year which will be the only period subject to examination.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 2—Significant Accounting Policies - Continued

Warrant Liabilities
The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”), in accordance with ASC
815-40,
“Derivatives and Hedging—Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.
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
Net Income (Loss) Per Ordinary Share
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

1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 2—Significant Accounting Policies - Continued

rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 18,845,000 shares of Class A ordinary share in the aggregate.

	For the three months ended March 31, 2022	For the period from March 5, 2021 (inception) to March 31, 2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$1,381,926	$—
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	23,000,00	—

Basic and diluted net income per share, Redeemable Class A ordinary share	$0.06	$—

Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income loss allocable to Class B ordinary shares not subject to redemption	$345,482	$(11,304)
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,750,000

Basic and diluted net income (loss) per share	$0.06	$—

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
 (“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

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
Note 4—Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,775,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,775,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. On November 3, 2021, pursuant to the underwriters exercising the additional Units (see Note 3), the Sponsor purchased an additional 570,000 Private Placement Warrants at a price of $1.00.
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
A total of eleven anchor investors each purchased an allocation of units as determined by the underwriters, in the Initial Public Offering at the offering price of $
10.00
per unit. Pursuant to such units, the anchor investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other public shareholders. Further, the anchor investors are not required to (i) hold any units, Class A ordinary shares or warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their public shares at the time of the Business Combination. The anchor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units purchased in the Initial Public Offering as the rights afforded to the Company’s other public shareholders.
Each anchor investor has entered into separate investment agreements with the Company and the Sponsor pursuant to which each anchor investor agreed to purchase a specified number of Founder Shares. One anchor investor purchased 333,333 Founder Shares at a purchase price of $3 per share. In addition, the Sponsor sold to the other ten anchor

1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 5—Related Party Transactions - Continued

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
Administrative Support Agreement
The Company has entered into an agreement with the Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of March 31, 2022 and December 31, 2021 the Company $54,516
and
$24,516
respectively, is due the Sponsor under this agreement and is included in accounts payable and accrued expenses in the accompanying condensed balance sheets at those dates.
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
Note 6—Commitments and Contingencies
Registration and Shareholder Rights Agreement
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register

1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 6—Commitments and Contingencies - Continued

such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.
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
Forward Purchase Agreements
On June 21, 2021 and July 26, 2021, respectively, the Company entered into forward purchase agreements pursuant to which one anchor investor and one institutional accredited investor that are not affiliated with the Sponsor or any member of the Company’s management, have subscribed to purchase from the Company an aggregate of 4,500,000 Class A ordinary shares at a price of $10.00 per share as described in the forward purchase agreements, each in a private placement that will close immediately prior to the closing of our initial Business Combination. The terms of the forward purchase shares will generally be identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, except that they will have registration rights and rights of first refusal with respect to any business combination financing, as described in the forward purchase agreements. One of the forward purchase investors may elect, in its sole discretion, to purchase convertible debt securities or non-convertible debt
instruments in lieu of the forward purchase shares, or a combination thereof, for an aggregate purchase price of up to
$25,000,000.
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
The warrants will have an exercise price of $11.50 per share. If (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the

1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 7—Warrant Liability - Continued

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
The Private Placement Warrants will be identical to the Public Warrants, except that (1) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be non-redeemable (except
as described below) so long as they are held by the Sponsor or its permitted transferees, (3) the Private Placement Warrants may be exercised by the holders on a cashless basis and (4) the holders of the Private Placement Warrants (including with respect to the ordinary shares issuable upon exercise of the Private Placement Warrants) are entitled to registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.
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

1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8—Shareholders’ Deficit
Class
 A Ordinary Shares
—The Company is authorized to issue 90,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
At March 31, 2022 and December 31, 2021, there were
 no preferred shares issued or outstanding.
Dividends
The Company has not paid any cash dividends on the ordinary shares to date and does not intend to pay cash dividends prior to the completion of the initial Business Combination.

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$232,308,346	$—	$—	$232,308,346

Total	$232,308,346	$—	$—	$232,308,346

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$232,302,491	$—	$—	$232,302,491

Total	$232,302,491	$—	$—	$232,302,491

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability—Public Warrants	$4,600,000	$—	$—	$4,600,000
Warrant liability—Private Placement Warrants	—	—	2,938,000	2,938,000

Total	$4,600,000	$—	$2,938,000	$7,538,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability—Public Warrants	$5,865,000	$—	$—	$5,865,000
Warrant liability—Private Placement Warrants	—	—	3,819,400	3,819,400

Total	$5,865,000	$—	$3,819,400	$9,684,400

As of March 31, 2022 and December 31, 2021, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

2
0

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 9—Fair Value Measurements - Continued

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Warrants:

	March 31, 2022	December 31, 2021
Stock price	$9.86	$9.76
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5	5
Volatility	7.5%	12%
Risk-free rate	2.42%	1.26%
Fair value	$0.40	$0.52
The following tables provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement	Public	Warrant Liabilities
Fair value at December 31, 2021	$3,819,400	$—	$3,819,400
Change in fair value of Private Warrants	(881,400)		(881,400)

Fair value at March 31, 2022	$2,938,000	$—	$2,938,000

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

2
1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Tristar” “our,” “us” or “we” refer to Tristar Acquisition I Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
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

As indicated in the accompanying financial statements, as of March 31, 2022, we had $897,239 of cash, and no deferred offering costs. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.
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
Liquidity, Capital Resources and Going Concern
Our liquidity needs have been satisfied through (i) $25,000 paid by our Sponsor to cover certain of our offering costs in exchange for the issuance of the founder shares to our Sponsor, (ii) the receipt of loans to us of $300,000 by our Sponsor under an unsecured promissory note, (iii) and the net proceeds from the consummation of our initial public offering and the sale of the private placement warrants. The net proceeds from (i) the sale of the units in the initial public offering, after deducting estimated non-reimbursed
offering expenses of $918,989, underwriting commissions of $4,600,000 (excluding deferred underwriting commissions of $10,350,000), and (ii) the sale of the private placement warrants for a purchase price of $7,345,000 was $234,126,011. Of this amount, $232,300,000 was placed in the trust account, which includes the deferred underwriting commissions described above. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
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
Prior to the completion of our initial business combination, we have available to us the $897,239 of proceeds held outside the trust account, as well as potential funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination, other than funds available from loans from our Sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
We expect our primary liquidity requirements during that period to include approximately $582,400 for directors and officers insurance premiums, $700,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $200,000 for legal and accounting fees related to regulatory reporting obligations; $10,000 per month (or up to $180,000 in total) for office space and administrative and support services; $85,000 for the NYSE continued listing fees; and $425,000 for general working capital that will be used for miscellaneous expenses and reserves.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 13, 2023 to consummate a Business Combination, or July 13, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by April 13, 2023. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 13, 2023.
Moreover, we may need to obtain additional financing to complete our initial Business Combination either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not consummated our initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.
Contractual Obligations
Registration and Shareholder Rights
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
Forward Purchase Agreement
On June 21, 2021 and July 26, 2021, respectively, the Company entered into forward purchase agreements pursuant to which one anchor investor and one institutional accredited investor that are not affiliated with the Sponsor or any member of the Company’s management, have subscribed to purchase from the Company an aggregate of 4,500,000 Class A ordinary shares at a price of $10.00 per share as described in the forward purchase agreements, each in a private placement that will close immediately prior to the closing of our initial Business Combination. The terms of the forward purchase shares will generally be identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, except that they will have registration rights and rights of first refusal with respect to any business combination financing, as described in the forward purchase agreements. One of the forward purchase investors may elect, in its sole discretion, to purchase convertible debt securities or non-convertible
debt instruments in lieu of the forward purchase shares, or a combination thereof, for an aggregate purchase price of up to $25,000,000.
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

Derivative instruments
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
and SEC Staff Accounting Bulletin Topic 5A-
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
Net Income (loss) per Ordinary Shares
The Company applies the
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
Recent Issued Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (
Subtopic
470-20
) and Derivatives and Hedging—Contracts in Entity’s Own Equity (
Subtopic
815-40
): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Form
10-K
filed with the SEC on March 31, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
There is substantial doubt about our ability to continue as a “going concern.”
As of March 31, 2022, we had cash outside the Trust Account of $897,239 and $1,231,992 available for working capital needs respectively. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is April 13, 2023, or July 13, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by April 13, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern through April 13, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date, or July 13, 2023, the scheduled liquidation date of the Company if it has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination by April 13, 2023, but has not completed a Business Combination.
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
On March 30, 2022, the U.S. Securities and Exchange Commission (the “SEC”) issued proposed rules relating to, among other items, increasing disclosures in business combination transactions involving special purpose acquisition companies (SPACs) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; changing the treatment of financial projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and a proposed safe harbor for SPACs under the Investment Company Act (including certain time limits to announce and consummate a business combination). These proposed rules, if adopted, whether in the form proposed or in revised form, may materially impact our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
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
Our Sponsor has purchased an aggregate of 7,345,000 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant $7,345,000 in the aggregate), in a private placement that closed simultaneously with the closing of the initial public offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2022	TRISTAR ACQUISITION I CORP.

By:	/s/ William M. Mounger II
Name:	William M. Mounger II
Title:	Chief Executive Officer and Chairman of the Board