Form 10-K/A
period 2021-12-31
Tristar Acquisition I Corp.
filed 2022-08-19
CIK 1852736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Amendment No. 1

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
As of
August 15
, 2022 23,000,000 Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, were issued and outstanding, respectively.
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

TRISTAR ACQUISITION I CORP.
FORM 10-K

EXPLANATORY NOTE
Tristar Acquisition I Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the period from March 5, 2021 (inception) through December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022, or the “Original Filing,” to restate our financial statements as of December 31, 2021 and for the period from March 5, 2021 (inception) through December 31, 2021 included in the Original Filing (the “Original Financial Statements”).
The Company determined there was an unrecorded accrued liability related to the listing fee totaling $103,359 incurred by the New York Stock Exchange on the previously issued financial statements as of and for the period from March 5, 2021 (inception) through December 31, 2021.
As a result, after consultation with Marcum LLP, the Company’s management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the error.
The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included in this Amendment. In addition, Item 7 - Management Discussion & Analysis, Item 2 - Risk Factors, and Item 9A – Controls and Procedures, have been updated to detail further disclosure of the effects and actions taken by the Company’s management and board of directors.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.
Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and, accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein have the meanings ascribed to such terms in the Original Filing.
Items Amended In This Amendment
For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement, certain updates to disclosures relating to management’s activities outside of the Company and certain corrections in Item 12 forth below. The following items have been amended as a result of the above-mentioned revisions:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.
This Amendment does not reflect adjustments for events occurring after March 31, 2022, the date of the filing with the SEC of the Original Filing, except to the extent they are otherwise required to be included and discussed herein, and does not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings with the SEC after the date hereof.

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
We identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this report, we have identified, in light of the unrecorded accrued liability not reported in our previously reported Form 10-K as of December 31, 2021, a material weakness in our internal controls over financial reporting relating to our unrecorded liability.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
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
Liquidity and Capital Resources
Our liquidity needs have been satisfied through (i) $25,000 paid by our Sponsor to cover certain of our offering costs in exchange for the issuance of the founder shares to our Sponsor, (ii) the receipt of loans to us of $300,000 by our Sponsor under an unsecured promissory note, (iii) and the net proceeds from the consummation of our initial public offering and the sale of the private placement warrants. The net proceeds from (i) the sale of the units in the initial public offering, after deducting estimated non-reimbursed
offering expenses of $1,003,989, underwriting commissions of $4,600,000 (excluding deferred underwriting commissions of $10,350,000), and (ii) the sale of the private placement warrants for a purchase price of $7,345,000 was $234,041,011. Of this amount, $232,300,000 is held in the trust account, which includes the deferred underwriting commissions described above. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,741,011 is not held in the trust account.
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
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $25,995,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares attributable to the anchor investors (see Note 6), and $1,003,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. Of the $25,995,754 in offering costs, $24,414,399 were charged to shareholders’ deficit, and $1,581,355 were expensed immediately.
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
Net Income Per Ordinary Share
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
Restatement of Previously Issued Financial Statements
As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2021 and for period from March 5, 2021 (inception) through December 31, 2021, have been restated.
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
New York, NY
March 31, 2022, except for the effects of the restatement discussed in Notes
 2 and 3 as to which the date is August 19, 2022.

TRISTAR ACQUISITION I CORP.
BALANCE SHEET
December 31, 2021
(AS RESTATED)

ASSETS
CURRENT ASSETS:
Cash	$1,231,992
Prepaid expenses	307,045
Total current assets	1,539,037

Prepaid expenses, net of current portion	259,888
Marketable securities held in Trust Account	232,302,491

TOTAL ASSETS	$234,101,416

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$131,541
Accrued expenses	127,875

Total current liabilities	259,416

LONG TERM LIABILITIES:
Derivative warrant liabilities	9,684,400
Deferred underwriting fee payable	10,350,000

Total long term liabilities	20,034,400

Total liabilities	20,293,816

Commitments and contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 23,000,000 at $10.10 redemption value	232,300,000
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(18,492,975)

Total shareholders’ deficit	(18,492,400)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$234,101,416

See accompanying notes to financial statements
.

TRISTAR ACQUISITION I CORP.
STATEMENT OF OPERATIONS
For the period from March 5, 2021 (inception) through December 31, 2021
(AS RESTATED)

For the period from March 5, 2021 (inception) through December 31, 2021
General and administrative expenses	$(2,012,856)

Loss from operations	(2,012,856)

Other income
Interest income	2,491
Change in fair value of warrant liability	7,988,350

Total other income	7,990,841

Net income	$5,977,985

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	5,446,667

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.53

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.53

See accompanying notes to financial statements.

TRISTAR ACQUISITION I CORP.
STATEMENT OF CHANGES SHAREHOLDERS’ DEFICIT
For the period from March 5, 2021 (inception) through December 31, 2021
(AS RESTATED)

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Excess cash received over fair value of private placement warrants	—	—	—	—	367,250	—	367,250
Founder share anchor investor contribution	—	—	—	—	12,546,764	—	12,546,764
Accretion of Class A ordinary share subject to redemption	—	—	—	—	(12,938,439)	(24,470,960)	(37,409,399)
Net income	—	—	—	—	—	5,977,985	5,977,985

Balance—December 31, 2021	—	$—	5,750,000	$575	$—	$(18,492,975)	$(18,492,400)

See accompanying notes to financial statements.

TRISTAR ACQUISITION I CORP.
STATEMENT OF CASH FLOWS
For the period from March 5, 2021 (inception) through December 31, 2021
(AS RESTATED)

For the period from March 5, 2021 (inception) through December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,977,985
Adjustments to reconcile net loss to net cash used in operating activities:
Change in derivative warrant liabilities	(7,988,350)
Interest income earned on investment held in Trust Account	(2,491)
Changes in operating assets and liabilities:
Prepaid expenses	(566,933)
Accounts payable	131,541
Accrued expenses	42,875

Net cash used in operating activities	(2,405,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited into Trust Account	(232,300,000)

Net cash used in investing activities	(232,300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Units in Public Offering	232,300,000
Proceeds from sale of Private Placement Warrants	7,345,000
Proceeds from promissory note—related party	252,717
Payment of promissory note—related party	(252,717)
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Payment of offering costs	(3,732,635)

Net cash provided by financing activities	235,937,365

NET INCREASE IN CASH	1,231,992
CASH BEGINNING OF PERIOD	—

CASH END OF PERIOD	$1,231,992

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred underwriting commission charged to Class A ordinary shares subject to redemption	$10,350,000

Initial classification of Class A ordinary shares subject to redemption	$232,300,000

Offering costs included in accrued expenses	$85,000

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
Transaction costs amounted to $25,995,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares attributable to the anchor investors (see Note
6
), and $1,003,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.
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

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
Note 2 - Restatement of Previously Issued Financial Statements
The Company determined there was an unrecorded accrued liability related to the listing fee totaling $103,359 incurred by the New York Stock Exchange on the previously issued financial statements as of and for the period from March 5, 2021 (inception) through December 31, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality”, and SEC Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements:’ the Company evaluated the changes and has determined that the related impact were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report the unrecorded liability. These financial statements restate the Company’s previously issued audited financial statements covering the period from March 5, 2021 (inception) through December 31, 2021.
Impact of the Restatements
The impacts to the financial statements as of December 31, 2021 are presented below:

	As Previously Reported	Restatement Adjustment		As Restated
Balance Sheet
Liabilities and shareholders’ equity
Accounts payable	$131,541	$—		$131,541
Accrued expenses	24,516	103,359	(1)	127,875

Total current liabilities	156,057	103,359		259,416
Total liabilities	20,190,457	103,359		20,293,816
Class A ordinary shares 23,000,000 shares, subject to possible redemption at $10.10 per share	232,300,000	—		232,300,000
Shareholders’ equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—		—
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; 0.00 issued or outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—		—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	—		575
Additional paid-in-capital	—	—		—
Accumulated deficit	(18,389,616)	(103,359)	(1)	(18,492,975)

Total shareholders’ equity	(18,389,041)	(103,359)		(18,492,400)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	234,101,416	—		234,101,416

(1)	To record the unrecorded New York Stock Exchange listing fee liability.

	As Previously Reported	Restatement Adjustment		As Restated
Statement of Operations
General and administrative expenses	$(1,994,497)	$(18,359)	(1)	$(2,012,856)
Total other income	7,990,841	—		7,990,841

Net income	5,996,344	(18,359)		5,977,985
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	5,446,667	—		5,446,667
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.54	$(0.01)		0.53
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	—		5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.54	$(0.01)		0.53
(1)	To record the unrecorded New York Stock Exchange listing fee liability.

	As Previously Reported	Restatement Adjustment		As Restated
Statement of changes in Shareholders’ Deficit
Accretion of Class A ordinary share subject to
Redemption	$(37,324,399)	(85,000)	(1)	$(37,409,399)
Net income	5,996,344	(18,359)	(1)	5,977,985
Total accumulated deficit	(18,389,616)	(103,359)	(1)	(18,492,975)
Total shareholders’ deficit	(18,389,041)	(103,359)	(1)	(18,492,400)
(1)	To record the unrecorded New York Stock Exchange listing fee liability.

	As Previously Reported	Restatement Adjustment		As Restated
Statement of Cash Flows
Net income
Net income	$5,996,344	$(18,359)	(1)	$5,977,985
Accrued expenses	$24,516	$18,359	(1)	$42,875
Offering costs included in accrued expenses	$—	$85,000		$85,000
(1)	To record the unrecorded New York Stock Exchange listing fee liability.
Note 3 - Significant Accounting Policies
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
Offering Costs associated with the Initial Public Offering
As
(Restated)
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A -
 Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as liabilities are expensed immediately. The Company incurred offering costs amounting to
$25,995,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares attributable to the anchor investors (see Note
6
), and $1,003,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. Of the $25,995,754 in offering costs, $24,414,399 were charged to shareholders’ deficit, and $1,581,355 were expensed immediately.
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
See Note 10 for additional information on assets and liabilities measured at fair value.
Net Income Per Ordinary Share, restated
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

For the period from March 5, 2021 (inception) to December 31, 2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A Common Stock
Net income allocable to Class A ordinary shares subject to possible redemption	$2,908,017
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	5,446,667

Basic and diluted net income per share, Redeemable Class A ordinary share	$0.53

Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income allocable to Class B ordinary shares not subject to redemption	$3,069,968
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000

Basic and diluted net income per share	$0.53

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
Note 4—Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note
8
). The Company granted the underwriters an option, exercisable for 45 days from the date of the prospectus, October 13, 2021, to purchase up to 3,000,000 additional Units. The underwriters exercised the over-allotment option on November 3, 2021 by purchasing 3,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note
8
).
Note 5—Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,775,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($
6,775,000
in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. On November 3, 2021, pursuant to the underwriters exercising the additional Units (see Note
4
), the Sponsor purchased an additional 570,000 Private Placement Warrants at a price of $1.00.
Note 6—Related Party Transactions
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

The Company estimated the fair value of the Founder Shares attributable to the director nominees to be $1,116,000 or $7.44 per share.
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

Note 7—Commitments and Contingencies
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
Note 8—Warrant Liability
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

Note 9—Shareholders’ Deficit
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
Note 10—Fair Value Measurements
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
Note 11—Subsequent Events
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due solely to the material weaknesses in our internal control over financial reporting related the unrecorded liability totaling $103,359 from the New York Stock Exchange for the annual listing fee. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period from March 5, 2021 (inception) through December 31, 2021, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls over financial reporting recognition of an unrecorded accrued liability totaling $103,359, as described in Note 2 to the Notes to Financial Statements entitled “Revision of Previously Issued Financial Statements.” In light of the revision of our financial statements included in this Report, we plan to enhance our processes to identify and appropriately record all accrued liabilities that apply to our financial statements. Our plans at this time include consulting with management and all third party vendors on potential incurred costs as of the date of our financial statements to ensure that all accrued liabilities are properly recorded in the proper financial reporting period.
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
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from March 5, 2021 (inception) through December 31, 2021.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the period from March 5, 2021 (inception) through December 31, 2021.
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
Name: William M. Mounger II
Title: Chief Executive Officer and Chairman of the Board
Dated: August 19, 2022
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

Signature	Title	Date

/s/ William M. Mounger II William M. Mounger II	Chief Executive Officer and Chairman (Principal Executive Officer)	August 19, 2022

* Timothy Dawson	Chief Financial Officer (Principal Financial Officer)	August 19, 2022

* Cathy Martine Dolecki	Chief Operating Officer and Director	August 19, 2022

* Robert Willis	Director	August 19, 2022

* Greg Boyd	Director	August 19, 2022

* David Jones	Director	August 19, 2022

* David Barksdale	Director	August 19, 2022

* Alex Parker	Director	August 19, 2022

* Steven Rogers	Director	August 19, 2022

*By: /s/ William M. Mounger II William M. Mounger II, as attorney-in-fact