Form 10-Q
period 2022-06-30
Tristar Acquisition I Corp.
filed 2022-08-19
CIK 1852736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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
12b-2
of the Exchange Act).     Yes  ☒    No  ☐
As of August
15
, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, r espectively.

TRISTAR ACQUISITION I CORP.
Form
10-Q
For the six months ended June 30, 2022

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2022 and three months ended June 30, 2021 and for the period from March 5, 2021 (inception) through June 30, 2021	2

	Condensed Statements of Changes in Shareholders’ Deficit (Unaudited) for the six months ended June 30, 2022 and for the period from March 5, 2021 (inception) through June 30, 2021	3

	Condensed Statement of Cash Flows (Unaudited) for the six months ended June 30, 2022 and for the period from March 5, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. - OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		31

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
TRISTAR ACQUISITION I CORP.
CONDENSED BALANCE SHEETS
For the six months ended June 30, 2022 and year ended December 31, 2021

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$761,186	$1,231,992
Prepaid expenses	355,379	307,045

Total current assets	1,116,565	1,539,037

Prepaid expenses, net of current portion	82,976	259,888
Investments held in trust account	232,461,777	232,302,491

TOTAL ASSETS	$233,661,318	$234,101,416

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$24,523	$131,541
Accrued expenses	84,516	127,875

Total current liabilities	109,039	259,416

LONGTERM LIABILITIES:
Derivative warrant liabilities	2,261,400	9,684,400
Deferred underwriting fee payable	10,350,000	10,350,000

Total long term liabilities	12,611,400	20,034,400

Total liabilities	12,720,439	20,293,816

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 at redemption value	232,459,286	232,300,000
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,518,982)	(18,492,975)

Total shareholders’ deficit	(11,518,407)	(18,492,400)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$233,661,318	$234,101,416

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from March 5, 2021 (inception) through June 30, 2021

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	For the period from March 5, 2021 (inception) through June 30, 2021
General and administrative expenses	$(191,634)	$(109,762)	$(449,371)	$(121,066)

Loss from operations	(191,634)	(109,762)	(449,371)	$(121,066)
Other income
Interest income	153,796	—	159,650	—
Change in fair value of warrant liability	5,276,600	—	7,423,000	—

Total other income	5,430,396	—	7,582,650	—

Net income (loss)	$5,238,762	$(109,762)	$7,133,279	$(121,066)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	—	23,000,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.18	$—	$0.25	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.18	$(0.02)	$0.25	$(0.02)

(1)
This number excludes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On November 3, 2021, the underwriters exercised the full over-allotment.

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
For the six months ended June 30, 2022 and the period from March 5, 2021 (inception) through June 30, 2021

	SIX MONTHS ENDED JUNE 30, 2022
	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	5,750,000	$575	$—	$(18,492,975)	$(18,492,400)
Net income	—	—	—	—	—	1,894,517	1,894,517

Balance - March 31, 2022	—	—	5,750,000	575	—	(16,598,458)	(16,597,883)
Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2022	—	—	—	—	—	(159,286)	(159,286)
Net income	—	—	—	—	—	5,238,762	5,238,762

Balance - June 30, 2022	—	$—	5,750,000	$575	$—	$(11,518,982)	$(11,518,407)

	FOR THE PERIOD FROM MARCH 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021
	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares(1)	—	—	5,000,000	500	24,500	—	25,000
Net loss	—	—	—	—	—	(11,304)	(11,304)

Balance - March 31, 2021	—	—	5,000,000	500	24,500	(11,304)	13,696
Net loss	—	—	—	—	—	(109,762)	(109,762)

Balance - June 30, 2021	—	$—	5,000,000	$500	$24,500	$(121,066)	$(96,066)

(1)
This number excludes an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On November 3, 2021, the underwriters exercised the full over-allotment.

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2022 and for the period from March 5, 2021 (inception) through June 30, 2021

	June 30, 2022	For the period from March 5, 2021 (inception) through June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,133,279	$(121,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in derivative warrant liabilities	(7,423,000)	—
Interest income earned on investment held in Trust Account	(159,286)	—
Changes in operating assets and liabilities:
Prepaid expenses	128,578	(40,150)
Deferred offering costs	—	(516,908)
Accounts payable	(107,018)	—
Accrued expenses	(43,359)	410,316

Net cash used in operating activities	(470,806)	(267,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note—related party	—	246,149
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000

Net cash provided by financing activities	—	271,149

NET (DECREASE) INCREASE IN CASH	(470,806)	3,341
CASH BEGINNING OF PERIOD	1,231,992	—

CASH END OF PERIOD	$761,186	$3,341

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred offering costs included in accounts payable and accrued expenses	$—	$431,000

Remeasurement of Class A ordinary shares to redemption amount as of June 30, 2022	$159,286	$—

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
As of June 30, 2022 and December 31, 2021, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 st
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
Following the closing of the Initial Public Offering and over-allotment option, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and over-allotment option and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and is invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100
% of the public shares if the Company does not complete the initial Business Combination within 18 months (or 21 months from the Closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for its initial business combination within 18 months from the closing of the Initial Public Offering but has not completed its initial business combination within such 18 month period) from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity, the return of the funds held in the trust account to the public shareholders as part of the redemption of the public shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act. If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted fund and may hinder the Company’s ability to complete a business combination. If the Company is unable to complete the initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and the warrants will expire worthless.

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations and Liquidity—Continued

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
 (“ASC 480”).
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association as then in effect (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders, anchor investors, and management team have agreed to vote any Founder Shares held by them in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.
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
The initial shareholders (as described in Note 5) have agreed to (i) waive their redemption rights with respect to any Founder Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial
Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination w ithin 18
months (or 21 months, as applicable) from the Initial Public Offering. However, if the initial shareholders or anchor investors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations and Liquidity—Continued

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
Liquidity
, Capital Resources
and Going Concern
As of June 30, 2022 and December 31, 2021, the Company had cash outside the Trust Account of $761,186 and $1,231,992 available for working capital needs respectively. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2022 and December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations and Liquidity—Continued

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
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Note 2—Restatement of Previously Issued Financial Statements
The Company determined that a listing fee totaling $103,359 incurred by the New York Stock Exchange which was recorded and included in the Form 10-Q for the period ended March 31, 2022 should have been recorded as an accrued liability as of December 31, 2021 due to the fact that the fee was related to 2021 even though the invoice was received in 2022. The Company also determined that the $85,000 New York Stock Exchange invoice received in the first quarter of 2022 is an annual fee for all of 2022 and should be recorded as a prepaid expense and amortized monthly.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality”, and SEC Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements:’ the Company evaluated the changes and has determined that the related impact were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated. As such the Company is reporting these restatements for the period March 31, 2022 in this Quarterly Report.
Impact of the Restatement
The impact to the balance sheet, statement of operations, statement of changes in shareholders’ deficit and cash flows are presented below:

Balance Sheet	As Previously Reported	Restatement Adjustment		As Restated
Assets
Prepaid expenses - current portion	$317,957	$63,750	(1)	$381,707
Total Assets	233,679,318	63,750		233,743,068
Total Liabilities	18,040,951	—		18,040,951
Class A ordinary shares 23,000,000 shares, subject to possible redemption at $10.10 per share	232,300,000	—		232,300,000
Shareholder’s equity
Preferred shared, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—		-
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; 0.00 issued or outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—		-
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	—		575
Additional paid-in-captial	—	—		-
Accumulates deficit	(16,662,208)	63,750	(1)	(16,598,458)

Total shareholder’s equity	(16,661,633)	63,750		(16,597,883)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$233,679,318	—		$233,743,068

(1) To reclass $85,000
2022 NYSE listing fee expense to prepaid, net of amortization for Q1 of
($
21,250
)

Statement of Operations	As Previously Reported	Restatement Adjustment		As Restated
General and administrative expenses	$(424,846)	$167,109	(1)	$(257,737)
Total other income	2,152,254	—		$2,152,254

Net income	1,727,408	167,109		1,894,517
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	—		23,000,000
Basic and diluted net income per share, outstanding, Class A ordinary shares subject to redemption	$0.06	$0.01		$0.07
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	—		5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.01		$0.07

(1)	To reduce NYSE listing fee expense totaling $188,359 ($103,359 recorded December 31, 2021 and $85,000 reclassed to prepaid expenses as of March 31, 2022 net amortization amount for Q1 of $21,250 )

Statement of Changes in Shareholder’s Deficit	As Previously Reported	Restatement Adjustment		As Restated
Balance—January 1, 2022—Accumulated deficit	$(18,389,616)	$(103,359)	(1)	$(18,492,975)
Balance—January 1, 2022—Accumulated deficit	(18,389,041)	(103,359)	(1)	(18,492,400)
Net income	1,727,408	167,109	(3)	1,894,517
Total accumulated deficit—March 31, 2022	(16,662,208)	63,750	(2)	(16,598,458)
Total accumulated deficit—March 31, 2022	(16,661,633)	63,750	(2)	(16,597,883)

(1)	To record 2021 NYSE listing fee as of December 31, 2021 totaling $103,359
(2)	To reclass $85,000 2022 NYSE listing fee expense to prepaid, net of amortization amount for Q1 of ($ 21,250)
(3)	To reduce NYSE listing fee expense totaling $188,359 ($103,359 recorded December 31, 2021 and $85,000 reclassed to prepaid expenses as of March 31, 2022 net amortization amount for Q1 of $21,250 )

Statement of Cash Flows	As Previously Reported	Restatement Adjustment		As Restated
Net income	$1,727,408	$167,109	(1)	$1,894,517
Prepaid expenses	$93,200	($63,750)	(2)	$29,450
Accounts Payable and accrued expenses	$(3,106)	$(103,359)	(3)	$(106,465)

(1)	To reduce NYSE listing fee expense totaling $188,359 ($103,359 recorded December 31, 2021 and $85,000 reclassed to prepaid expenses as of March 31, 2022 net amortization amount for Q1 of $21,250 )
(2)	To reclass $85,000 2022 NYSE listing fee expense to prepaid, net of amortization amount for Q1 of ($ 21,250)
(3)	To record 2021 NYSE listing fee as of December 31, 2021 totaling $103,359
Note 3—Significant Accounting Policies
Basis of Presentation
The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2022 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s Annual Report on
Form 10-K for
the year ended December 31, 2021. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note
3
—Significant Accounting Policies—Continued

emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
As of June 30, 2022 and December 31, 2021, the assets held in Trust Account were held in money market funds which invest in U.S. Treasury securities.
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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
capital and accumulated deficit.
As of June 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note
3
—Significant Accounting Policies—Continued

Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A -
 Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $25,995,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares attributable to the anchor investors (see Note 5), and $1,003,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. Of the $25,995,754 in offering costs, $24,414,399 were charged to shareholders’ deficit, and $1,581,355 were expensed immediately.
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed financial statements. Since the Company was incorporated on March 5, 2021, the evaluation was performed for the 2021 tax year which will be the only period subject to examination.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note
3
—Significant Accounting Policies—Continued

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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date
.
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note
3
—Significant Accounting Policies—Continued

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

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$4,191,010	$—
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	23,000,00	—

Basic and diluted net income per share, Redeemable Class A ordinary share	$0.18	$—

Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income (loss) allocable to Class B ordinary shares not subject to redemption	$1,047,752	$(109,762)
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,000,000

Basic and diluted net income (loss) per share	$0.18	$(0.02)

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note
3
—Significant Accounting Policies—Continued

	Six Months Ended June 30, 2022	For the period from March 5, 2021 (inception) to June 30, 2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$5,706,623	$—
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	23,000,00	—

Basic and diluted net income per share, Redeemable Class A ordinary share	$0.25	$—

Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income (loss) allocable to Class B ordinary shares not subject to redemption	$1,426,656	$(121,066)
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,000,000

Basic and diluted net income (loss) per share	$0.25	$(0.02)

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
 Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
 (“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows
.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note
4
—Initial Public Offering
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note
5
—Private Placement
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
Note 6 —Related Party Transactions
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
In March 2021, the Sponsor transferred 50,000 Founder Shares (25,000 shares each) to the chief financial officer and chief operating officer at their original purchase price. In November 2021, the Sponsor transferred a total of 150,000 Founder Shares to six director nominees (25,000 shares to each director nominee) for no consideration. The Company estimated the fair value of the Founder Shares attributable to the director nominees to be $1,116,000 or $7.44 per share. The transfer of Founder Shares is in the scope of FASB ASC Topic 718 “Compensation Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned. Shares granted to the directors, chief financial officer and chief operating officer are forfeited if their status as director or officer is terminated for any reason prior to the date of the initial Business Combination, and as such, there has been no stock-based compensation expense recognized in the accompanying financial statements.
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note
6
—Related Party Transactions—Continued

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
Administrative Support Agreement
The Company has entered into an agreement with the Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of June 30, 2022 and December 31, 2021 the Company owes the Sponsor $84,516
and
$24,516
,

respectively, and is included in accrued expenses on the accompanying condensed balance sheets.
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
7
—Commitments and Contingencies
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note
7
—Commitments and Contingencies—Continued

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
8
—Warrant Liability
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note
8
—Warrant Liability—Continued

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
Note
9
—Shareholders’ Deficit
Class
 A Ordinary Shares
—The Company is authorized to issue 90,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2022, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
Shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders; provided that, prior to the completion of the initial Business Combination, holders of the Class B ordinary shares will have the right to elect all of the Company’s directors and remove members of the Company’s board of directors for any reason. Holders of the Public Shares will not be entitled to vote on the Company’s election of directors during

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note
9
— Shareholders’ Deficit—Continued

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
Preferred Shares
 —The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022, there were no preferred shares issued or outstanding.
Dividends
The Company has not paid any cash dividends on the ordinary shares to date and does not intend to pay cash dividends prior to the completion of the initial Business Combination.
Note
10
—Fair Value Measurements
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$232,461,777	$—	$—	$232,461,777

Total	$232,461,777	$—	$—	$232,461,777

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$232,302,491	$—	$—	$232,302,491

Total	$232,302,491	$—	$—	$232,302,491

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note
10
—Fair Value Measurements—Continued

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$1,380,000	$—	$—	$1,380,000
Warrant liability—Private Placement Warrants	—	—	881,400	881,400

Total	$1,380,000	$—	$881,400	$2,261,400

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$5,865,000	$—	$—	$5,865,000
Warrant liability—Private Placement Warrants	—	—	3,819,400	3,819,400

Total	$5,865,000	$—	$3,819,400	$9,684,400

As of June 30, 2022 and December 31, 2021, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Warrants:

	June 30, 2022	December 31, 2021
Stock price	$9.85	$9.76
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5	5
Volatility	2.3%	12%
Risk-free rate	3.01%	1.26%
Fair value	$0.12	$0.52
The following tables provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement	Public	Warrant Liabilities
Fair value at December 31, 2021	$3,819,400	$—	$3,819,400
Change in fair value of Private Warrants	(2,938,000)		(2,938,000)

Fair value at June 30, 2022	$881,400	$—	$881,400

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1
1
—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Overview
We are a blank check company incorporated on March 5, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase or similar business combination with one or more businesses or entities. We have not yet selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (as defined below) and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.
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

As indicated in the accompanying condensed financial statements, as of June 30, 2022, we had $761,186 of cash, and no deferred offering costs. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.
Results of Operations and Known Trends or Future Events
Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, which was consummated on October 18, 2021 (the “Initial Public Offering”), and since the Initial Public Offering, searching for a prospective initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements.
Liquidity, Capital Resources and Going Concern
Our liquidity needs have been satisfied through (i) $25,000 paid by our Sponsor to cover certain of our offering costs in exchange for the issuance of the Founder Shares to our Sponsor, (ii) the receipt of loans to us of $300,000 by our Sponsor under an unsecured promissory note, (iii) the net proceeds from the consummation of our Initial Public Offering and the sale of the Private Placement Warrants, and (iv) $1,015,850 paid by certain anchor investors in exchange for Founder Shares. The net proceeds from (i) the sale of the Units in the Initial Public Offering, after deducting estimated non-reimbursed
offering expenses of $1,003,989, underwriting commissions of $4,600,000 (excluding deferred underwriting commissions of $10,350,000), and (ii) the sale of the Private Placement Warrants for a purchase price of $7,345,000 was $234,126,011. Of this amount, $232,300,000, plus interest earned on the trust account of $159,286, was placed in the trust account, which includes the deferred underwriting commissions described above. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,741,011 was not held in the trust account.
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
Prior to the completion of our initial business combination, we have available to us the $761,186 of proceeds held outside the trust account, as well as potential funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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
Warrant Liabilities
The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”), in accordance with ASC
815-40,
“Derivatives and Hedging-Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.
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
capital and accumulated deficit.

Net Income (loss) per Ordinary Shares
The Company applies the
two-class
method in calculating net loss per ordinary share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of ordinary share. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding. The calculation of diluted loss per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 18,845,000 Class A ordinary shares in the aggregate.
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
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due solely to the material weaknesses in our internal control over financial reporting related the unrecorded liability totaling $103,359 from the New York Stock Exchange for the annual listing fee. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting
Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
While we have processes to identify and appropriately apply applicable accounting requirements, in light of the material weakness identified and the resulting restatements, our principal executive officer and principal financial and accounting officer performed additional accounting and financial analyses to ensure all accruals have been captured in the financial statements. Management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. We have enhanced and plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult. As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of these remediation measures. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

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
As of June 30, 2022 and December 31, 2021, we had cash outside the Trust Account of $761,186 and $1,231,992 available for working capital needs, respectively. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is April 13, 2023, or July 13, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by April 13, 2023. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern through April 13, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date, or July 13, 2023, the scheduled liquidation date of the Company if it has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination by April 13, 2023, but has not completed a Business Combination.
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

Dated: August 19, 2022	TRISTAR ACQUISITION I CORP.

	By:	/s/ William M. Mounger II
	Name:	William M. Mounger II
	Title:	Chief Executive Officer and Chairman of the Board

31