Form 10-Q
period 2022-09-30
Tristar Acquisition I Corp.
filed 2022-11-14
CIK 1852736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 11, 2022,
23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TRISTAR ACQUISITION I CORP.

Form 10-Q

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from March 5, 2021 (inception) through September 30, 2021	2

	Condensed Statements of Changes in Shareholders’ Deficit (Unaudited) for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from March 5, 2021 (inception) through September 30, 2021	3

	Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and for the period from March 5, 2021 (inception) through September 30, 2021	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. - OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

	Signatures	30

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
TRISTAR ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$678,654	$1,231,992
Prepaid expenses	334,075	307,045

Total current assets	1,012,729	1,539,037

Prepaid expenses, net of current portion	10,176	259,888
Investments held in trust account	233,830,420	232,302,491

TOTAL ASSETS	$234,853,325	$234,101,416

LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$30,777	$131,541
Accrued expenses	114,516	127,875

Total current liabilities	145,293	259,416

LONG-TERM LIABILITIES:
Derivative warrant liabilities	1,507,600	9,684,400
Deferred underwriting fee payable	10,350,000	10,350,000

Total long term liabilities	11,857,600	20,034,400

Total liabilities	12,002,893	20,293,816

Commitments and contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 at $10.17 and $10.10 redemption value as of September 30, 2022 and December 31, 2021 respectively	233,827,929	232,300,000
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,978,072)	(18,492,975)

Total shareholder’s deficit	(10,977,497)	(18,492,400)

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS’ DEFICIT	$234,853,325	$234,101,416

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	For the period from March 5, 2021 (inception) through September 30, 2021
General and administrative expenses	$(214,892)	$(32,464)	$(664,263)	$(153,530)

Loss from operations	(214,892)	(32,464)	(664,263)	$(153,530)
Other income
Interest income	2,002	—	2,366	—
Interest income - investments held in trust	1,368,643	—	1,527,929	—
Change in fair value of warrant liability	753,800	—	8,176,800	—

Total other income	2,124,445	—	9,707,095	—

Net income (loss)	$1,909,553	$(32,464)	$9,042,832	$(153,530)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	—	23,000,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.07	$—	$0.31	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.01)	$0.31	$(0.03)

(1)
The 2021 number excludes an
aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On November 3, 2021, the underwriters exercised the full over-allotment.

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT (UNAUDITED)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
	Ordinary Shares				Additional Paid-in Capital		Total Shareholder’s Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance - January 1, 2022	—	$—	5,750,000	$575	$—	$(18,492,975)	$(18,492,400)
Net income	—	—	—	—	—	1,894,517	1,894,517

Balance - March 31, 2022	—	—	5,750,000	575	—	(16,598,458)	(16,597,883)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(159,286)	(159,286)
Net income	—	—	—	—	—	5,238,762	5,238,762

Balance - June 30, 2022	—	—	5,750,000	575	—	(11,518,982)	(11,518,407)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,368,643)	(1,368,643)
Net income	—	—	—	—	—	1,909,553	1,909,553

Balance September 30, 2022	—	$—	5,750,000	$575	$—	$(10,978,072)	$(10,977,497)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD MARCH 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
	Ordinary Shares				Additional Paid-in Capital		Total Shareholder’s Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance -March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(11,304)	(11,304)

Balance -March 31, 2021	—	—	5,750,000	575	24,425	(11,304)	13,696
Net loss	—	—	—	—	—	(109,762)	(109,762)

Balance - June 30, 2021	—	—	5,750,000	575	24,425	(121,066)	(96,066)
Net loss	—	—	—	—	—	(32,464)	(32,464)

Balance - September 30, 2021	—	$—	5,750,000	$575	$24,425	$(153,530)	$(128,530)

(1)
This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment was not exercised in full or in part by the underwriters. On November 3, 2021, the underwriters exercised the full over-allotment.

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2022	For the period from March 5, 2021 (inception) through September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,042,832	$(153,530)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in derivative warrant liabilities	(8,176,800)	—
Interest income earned on investment held in Trust Account	(1,527,929)	—
Changes in operating assets and liabilities:
Prepaid expenses	222,682	(14,950)
Deferred offering costs	—	—
Accounts payable	(100,764)	6,381
Accrued expenses	(13,359)	—

Net cash used in operating activities	(553,338)	(162,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	—	252,717
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Payment of offering costs	—	(114,797)

Net cash provided by financing activities	—	162,920

NET (DECREASE) INCREASE IN CASH	(553,338)	821
CASH BEGINNING OF PERIOD	1,231,992	—

CASH END OF PERIOD	$678,654	$821

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred offering costs included in accounts payable and accrued expenses	$—	$532,592

Remeasurement of Class A ordinary shares to redemption amount as of September 30, 2022	$1,527,929	$—

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
As of September 30, 2022 and December 31, 2021, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 st
 as its fiscal year end.
The Company’s sponsor is Tristar Holdings I LLC, a Delaware limited liability company (the “Sponsor”).
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
Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within 18 months (or 21 months, as applicable) from the Initial Public Offering. However, if the initial shareholders or anchor investors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the
Combinatio
n Period (as defined below).

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
Liquidity, Capital Resources and Going Concern
As of September 30, 2022 and December 31, 2021,
the Company had cash outside the Trust Account of $
678,654
and $
1,231,992
,
 respectively, available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2022 and December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combi natio
n.

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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. They do not include all of the information and notes required by GAAP for complete financial statements. They reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2022 and the results of operations and cash flows for the periods presented and should be read in conjunction with the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2021. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K/A
for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies – Continued

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The Company classifies its U.S. Treasury securities as trading securities in accordance with FASB ASC 320 “Investments—Debt and Equity Securities.”
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by interest earned on investments held in trust account.

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies—Continued

As of September 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A –
Expenses of Offering.
Offering costs
 consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $25,995,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares attributable to the anchor investors (see Note 5), and $1,003,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. Of the $25,995,754 in offering costs, $24,414,399 were charged to shareholders’ deficit, and $1,581,355 were expensed during the quarter ended December 31, 2021.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.
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
operations.

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies—Continued

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
Level 2—Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means
.

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies—Continued

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
Net Income (Loss) Per Ordinary Share
The Company applies the
two-class
method in calculating net income (loss) per ordinary share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of ordinary share. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 18,845,000 shares of Class A ordinary share in the aggregate.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$1,527,642	$—
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	23,000,000	—

Basic and diluted net income per share, Redeemable Class A ordinary share	$0.07	$—

Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income (loss) allocable to Class B ordinary shares not subject to redemption	$381,911	$(32,464)
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,000,000

Basic and diluted net income (loss) per share	$0.07	$(0.01)

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies—Continued

	Nine Months Ended September 30, 2022	For the period from March 5, 2021 (inception) to September 30, 2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$7,234,266	$—
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	23,000,000	—

Basic and diluted net income per share, Redeemable Class A ordinary share	$0.31	$—

Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income (loss) allocable to Class B ordinary shares not subject to redemption	$1,808,566	$(153,530)
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,000,000

Basic and diluted net income (loss) per share	$0.31	$(0.03)

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
 Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
 (“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU
2020-06
effective January 1, 2022. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements.
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4—Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,775,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,775,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. On November 3, 2021, pursuant to the underwriters exercising the additional Units (see Note
3
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5—Related Party Transactions—Continued

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
Administrative Support Agreement
The Company has entered into an agreement with the Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of September 30, 2022 and December 31, 2021 the Company owes the Sponsor $114,516 and $24,516 respectively, and is included in accrued expenses on the balance sheet.
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6—Commitments and Contingencies—Continued

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
The warrants will have an exercise price of $11.50 per share. If (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 7—Warrant Liability—Continued

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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8—Shareholders’ Deficit
Class
 A Ordinary Shares
—The Company is authorized to issue 90,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2022, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Preferred Shares
 —The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022, there were no preferred shares issued or outstanding.
Dividends
The Company has not paid any cash dividends on the ordinary shares to date and does not intend to pay cash dividends prior to the completion of the initial Business Combination.
Note 9—Fair Value Measurements
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements - Continued

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$233,830,420	$—	$—	$233,830,420

Total	$233,830,420	$—	$—	$233,830,420

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$232,302,491	$—	$—	$232,302,491

Total	$232,302,491	$—	$—	$232,302,491

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$920,000	$—	$—	$920,000
Warrant liability - Private Placement Warrants	—	—	587,600	587,600

Total	$920,000	$—	$587,600	$1,507,600

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$5,865,000	$—	$—	$5,865,000
Warrant liability - Private Placement Warrants	—	—	3,819,400	3,819,400

Total	$5,865,000	$—	$3,819,400	$9,684,400

As of September 30, 2022 and December 31, 2021, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Warrants:

	September 30, 2022	December 31, 2021
Stock price	$9.91	$9.76
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5	5
Volatility	2.3%	12%
Risk-free rate	4.06%	1.26%
Fair value	$0.08	$0.52

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements - Continued

The following tables provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement	Public	Warrant Liabilities
Fair value at December 31, 2021	$3,819,400	$—	$3,819,400
Change in fair value of Private Warrants	(3,231,800)		(3,231,800)

Fair value at September 30, 2022	$587,600	$—	$587,600

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
The following table provides the remeasurement of Class A ordinary shares subject to possible redemption:

Allocated Fair Value of Proceeds	$219,305,000
Less:
Issuance costs allocated to Class A ordinary shares	(24,414,399)
Plus:
Initial remeasurement of carrying value to redemption value	37,409,399

Class A ordinary shares subject to possible redemption as of December 31, 2021	$232,300,000
Plus:
Remeasurement of carrying value to redemption value as of June 30, 2022	159,286
Remeasurement of carrying value to redemption value as of September 30, 2022	1,368,643

Class A ordinary shares subject to possible redemption as of September 30, 2022	$233,827,929

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

As indicated in the accompanying condensed financial statements, as of September 30, 2022, we had $678,654 of cash, and no deferred offering costs. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, which was consummated on October 18, 2021 (the “Initial Public Offering”), and since the Initial Public Offering, searching for a prospective initial business combination. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents and investments held in trust account. Other income also consists of changes in the fair value of our warrant liability. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements.

Liquidity, Capital Resources and Going Concern

Our liquidity needs have been satisfied through (i) $25,000 paid by our Sponsor to cover certain of our offering costs in exchange for the issuance of the Founder Shares to our Sponsor, (ii) the receipt of loans to us of $300,000 by our Sponsor under an unsecured promissory note, (iii) the net proceeds from the consummation of our Initial Public Offering and the sale of the Private Placement Warrants, and (iv) $1,015,850 paid by certain anchor investors in exchange for Founder Shares. The net proceeds from (i) the sale of the Units in the Initial Public Offering, after deducting estimated non-reimbursed offering expenses of $1,003,989, underwriting commissions of $4,600,000 (excluding deferred underwriting commissions of $10,350,000), and (ii) the sale of the Private Placement Warrants for a purchase price of $7,345,000 was $234,126,011. Of this amount, $232,300,000, plus interest earned on the trust account of $159,286 was placed in the trust account, which includes the deferred underwriting commissions described above. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The remaining $1,741,011 was not held in the trust account.

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

Prior to the completion of our initial business combination, we have available to us the $678,654 of proceeds held outside the trust account, as well as potential funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A-Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $25,910,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares attributable to the anchor investors (see Note 5), and $1,003,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. Of the $25,910,754 in offering costs, $24,329,399 were charged to shareholders’ deficit, and $1,581,355 were expensed immediately.

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

Recent Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Annual Report as we have not conducted any operations to date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due solely to the material weaknesses in our internal control over financial reporting related the unrecorded liability totaling $103,359 from the New York Stock Exchange for the annual listing fee. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II.—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K/A filed with the SEC on August 19, 2022, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As of September 30, 2022 and December 31, 2021, we had cash outside the Trust Account of $678,654 and $1,231,992 available for working capital needs, respectively. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is April 13, 2023, or July 13, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by April 13, 2023. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern through April 13, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date, or July 13, 2023, the scheduled liquidation date of the Company if it has executed a letter of intent, agreement in principle or definitive agreement for an Initial Business Combination by April 13, 2023, but has not completed a Business Combination.

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

A new 1% U.S. federal excise tax could be imposed on us in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations that occur after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not the shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the repurchased stock at the time of the repurchase. For purposes of calculating the Excise Tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Further, the application of the Excise Tax in the event of a liquidation is uncertain. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax. Although we are not a U.S. corporation, we may enter into a business combination with a domestic corporation or become a U.S. corporation in the future. Because the interpretation and application of the Excise Tax is still uncertain and subject to change, it is possible that the Excise Tax may apply to future redemptions of our stock.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

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

Dated: November 14, 2022	TRISTAR ACQUISITION I CORP. By: /s/ William M. Mounger II Name: William M. Mounger II Title: Chief Executive Officer and Chairman of the Board