Form 10-K
period 2022-12-31
Tristar Acquisition I Corp.
filed 2023-03-09
CIK 1852736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number:
001-40905

TRISTAR ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1587643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2870 Peachtree Road NW, Suite 509, Atlanta, Georgia 30305
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Securities Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2022, the aggregate market value of the voting and non-voting ordinary shares of the registrant
held by non-affiliates
of the registrant was $
226,550,000
(based on the closing price of the registrant’s ordinary shares on that date as reported on NYSE).
As of March 6, 2023, the registrant had
23,000,000
Class A ordinary shares, $0.0001 par value per share, and 5,750,000 Class B ordinary shares, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

TRISTAR ACQUISITION I CORP.

FORM 10-K

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”) or the context otherwise requires, references to:

•	“we,” “us,” “our,” “company” or “our company” are to Tristar Acquisition I Corp., a Cayman Islands exempted company;

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

Special Note Regarding Forward-Looking Statements and Risk Factor Summary

Some of the statements contained in this Annual Report may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

We have entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with a privately held company that we believe substantially meets many of our criteria and guidelines and with which we have had discussions over an extended period of time. As a result, we now have until July 18, 2023 to complete a business combination. If the Company is unable to complete a Business Combination by such date (or such later date as may be approved by the Company’s stockholders at a meeting called for such purpose at which the Company’s stockholders will be given the opportunity to have their public shares redeemed for a pro rata portion of the funds in the Company’s trust account), the Company will then liquidate. No assurances can be made that the Company will successfully negotiate and enter into a definitive agreement for a Business Combination.

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

Business Strategy

Our acquisition strategy is to identify and complete our initial business combination with a company that can benefit from the managerial and operational experience of our officers and directors. We believe that the wide networks of our management team will deliver access to a broad spectrum of opportunities across the telecommunications and technology landscape. We believe fundamental shifts in the telecommunications and technology ecosystems are significantly altering the way people live, work and communicate. We intend to target a company in the telecommunications and technology industries that has a need for business optimization and high-return investment opportunities. Opportunities will be sourced by looking at (A) high-growth providers servicing emerging countries, (B) attractive markets in developed countries, and (C) mature and stable public company subsidiaries that have not been a focus of the existing owner. Opportunities within the telecommunications and technology include, but are not limited to, wireless service providers, wireless infrastructure, fiber optic networks, full-scale telecommunications service providers, software providers, gaming companies, mobile payment providers, and equipment providers.

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

3.

Capital Markets and Mergers and Acquisition Expertise: Our management team has held executive positions at public companies, guiding them through strategic transactions, and has significant experience developing public market investor communications and raising debt and equity capital in both public and private markets. Mr. Mounger, our CEO, founded Tritel, Inc. and was CEO during that company’s successful IPO in 1999. Tritel raised public equity, which put Tritel’s valuation at $2.26 billion. In 2002, shortly after the IPO and while Mr. Mounger remained CEO, Tritel merged with TeleCorp PCS and later was acquired by AT&T Wireless in an all-stock transaction at an enterprise value of $5.3 billion. Mr. Dawson, our CFO, facilitated eight strategic acquisitions during his 13 year tenure at Cal-Maine Foods (NASDAQ: CALM). Prior to his time at Cal-Maine Foods, Mr. Dawson successfully led the IPO of Mississippi Chemical Corporation, also serving as its Senior Vice President and CFO. Additionally, Mr. Dawson conducted leveraged lease project finance deals and led a public bond offering during his time at Mississippi Chemical Corporation.

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

5.

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

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review, which may encompass, as applicable and among other things, meetings with members of the target’s management and other employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will call upon Mr. Mounger, Mrs. Martine-Dolecki, Mr. Dawson, Mr. Boyd, Mr. Willis, Mr. Jones, Mr. Barksdale, Mr. Parker, and Mr. Rogers’ own experience, as well as their network of relationships with chief executive officers, board members and members of executive management teams, to provide specialized insights into their areas of expertise as well as leverage their operational and capital planning experience.

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

Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors become aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Companies Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction.

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

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aiding in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business combination partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We have entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with a privately held company that we believe substantially meets many of our criteria and guidelines and with which we have had discussions over an extended period of time. No assurances can be made that the Company will successfully negotiate and enter into a definitive agreement for a Business Combination. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors become aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirements, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•

any of our directors, officers or substantial shareholders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or in the consideration to be paid in the transaction and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

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

Our Sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our Sponsor, officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, officers, directors, advisors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, our Sponsor and each member of our management team have agreed to vote their founder shares and public shares, and the anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination. As a result, in addition to our founder shares, we would need 8,625,001 / 37.5%, of the 23,000,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. In the event that the anchor investors hold the units they purchased in the initial public offering until prior to our initial business combination and vote their public shares in favor of our initial business combination, we would not need any of the other public shares to be voted in favor of an initial business combination for our shareholders to approve our initial business combination. The anchor investors have agreed to vote founder shares they purchase from our Sponsor in favor of our initial business combination, but are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a shareholder vote. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have only 18 months (or 21 months, as applicable) from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account but net of taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $587,546 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements, that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. Seeking such waivers from third parties, including prospective business combination targets, may deter such parties from entering into agreements with us. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $587,546 from the proceeds of our initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 2870 Peachtree Road NW, Suite 509, Atlanta, Georgia 30305. We consider our current office space adequate for our current operations.

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

Internet Address

Our company website is located at https://tristaracq.com/.

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

Risks Relating to our Ability to Identify and Consummate a Business Combination

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or cause us to liquidate at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions between SPACs, such as the Company, and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing an initial business combination and the time required to consummate an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our shareholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company, incorporated under the laws of the Cayman Islands, with no operating results and no revenues. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our Sponsor owns 12.63% of our outstanding ordinary shares. Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,001 / 37.5%, of the 23,000,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our management team to vote, and the agreements by the anchor investors to vote any founder shares held by them, in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination. In the event that the anchor investors hold their units until prior to our initial business combination and vote their public shares in favor of our initial business combination, we would not need any other public shares to be voted in favor of an initial business combination for our shareholders to approve our initial business combination. The anchor investors have agreed to vote founder shares they purchase from our Sponsor in favor of our initial business combination but are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a shareholder vote.

Since our anchor investors have the right to acquire certain of our founder shares from our Sponsor, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

At the closing of our initial business combination, Cable One, Inc. (NYSE:CABO) will be entitled to purchase 333,333 founder shares from our Sponsor for $1,000,000, and ten other anchor investors will be entitled to purchase 1,585,000 founder shares from our Sponsor at $0.01 per share. Accordingly, the anchor investors will share in any appreciation in the value of the founder shares above those lower purchase price amounts, provided that we successfully complete a business combination. As a result, the anchor investors may have an incentive to vote any public shares they own in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interest, even if the market price of our securities declines in value below the price to the public in the initial public offering and the business combination is not profitable for other public shareholders. In addition, as discussed above, if the anchor investors retain a substantial portion of their interests in our public shares and if the anchor investors vote those public shares in favor of a business combination, we will receive sufficient votes to approve the business combination, regardless of how any other public shareholder votes their shares. You should consider the anchor investors’ financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with an initial business combination.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission, and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

We may not be able to find a suitable target business and consummate an initial business combination within 18 months (or 21 months, as applicable) after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to be a healthcare crisis in the U.S. and globally and, while the extent of the continuing impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account but net of taxes payable, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.10 per public share, or less than $10.10 per public share, on the redemption of their shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

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

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $587,546 are currently available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team, are sufficient to allow us to operate for at least the 18 months (or 21 months, as applicable) following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.10 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.10 per public share” and other risk factors herein.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. Seeking such waivers from third parties, including prospective business combination targets, may deter such parties from entering into agreements with us. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Marcum LLP, our independent registered public accounting firm, and the underwriters of the initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, due to the claims of such creditors, the per-share redemption amount received by public shareholders could be less than the $10.10 per public share initially held in the trust account. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

If, after we distribute the proceeds in the trust account to our public shareholders, we are ordered to be wound up by the Grand Court of the Cayman Islands or other competent court or we pass a resolution for voluntary winding up in circumstances where we cannot pay our debts, any distributions received by shareholders could be viewed under applicable company/debtor/creditor and/or bankruptcy or insolvency laws as either a “voidable preference,” “fraud in anticipation of winding up” or “fraud of creditor.” As a result, the Grand Court of the Cayman Islands or another Court of competent jurisdiction could seek to recover some or all amounts received by our shareholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

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

As described elsewhere in this Annual Report, we have identified, in light of the unrecorded accrued liability not reported in our previously reported Form 10-K as of December 31, 2021, a material weakness in our internal controls over financial reporting relating to our unrecorded liability.

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

Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then-outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

We have the ability to redeem the outstanding public warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the company’s prospectus under the heading “Description of Securities — Warrants — Public Shareholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the prospectus under the heading “Description of Securities — Warrants — Public Shareholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see the section of the company’s prospectus entitled “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our Board of Directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any founder shares held by our Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (as defined in the prospectus) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in the prospectus under “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price as described in the prospectus under “Description of Securities — Warrants — Public Shareholders’ Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Our Sponsor, directors, the anchor investors and each of their permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our Sponsor or its permitted transferees are registered for resale.

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

•

disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

•	an inability to obtain necessary hardware, software and operational support; and

•	reliance on third-party vendors or service providers.

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

Because we are not limited to evaluating a target business in a particular industry sector you will be unable to ascertain the merits or risks of any particular target business’s operations.

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

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in the company’s prospectus under “Description of Securities — Warrants — Public Shareholders’ Warrants” or upon conversion of the Class B ordinary shares on a share-for-share basis at the time of our initial business combination. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the company’s prospectus captioned “Taxation — United States Federal Income Tax Considerations — General”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception and the status of an acquired company pursuant to our initial business combination (see the section of the prospectus captioned “Taxation — United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of the prospectus captioned “Taxation — United States Federal Income Tax Considerations — U.S. Holders — Passive Foreign Investment Company Rules.”

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance” herein.

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

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance,” “Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Certain Relationships and Related Transactions, and Director Independence.”

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section of the company’s prospectus entitled “Description of Securities — Certain Differences in Corporate Law — Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described in the company’s prospectus under “Management — Conflicts of Interest.” Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in the prospectus under the caption “Proposed Business — Effecting Our Initial Business Combination — Evaluation of a Target Business and Structuring of Our Initial Business Combination,” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they have or may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In March 2021, our Sponsor paid $25,000, or approximately $0.0035 per share, to cover certain offering costs on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. Also in March 2021, our Sponsor assigned 50,000 of such founder shares (25,000 shares each) to Timothy Dawson, our Chief Financial Officer, and Cathy-Ann Martine-Dolecki, our Chief Operating Officer, in each case, at their original purchase price. In August 2021, our Sponsor forfeited 1,437,500 of such founder shares in the aggregate for no consideration. In November 2021, our Sponsor transferred 150,000 of such founder shares (25,000 shares each) to David Barksdale, Greg Boyd, David Jones, Alex Parker, Steven Rogers, and Robert Willis, each a director of the Company, in each case for their par value. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. However, since our Sponsor, together with such officers, only paid $25,000, or approximately $0.0035 per share, for their founder shares and we offered the units for $230,000,000, or $10.00 per unit, the Sponsor and such officers could make a substantial profit on their investment in the founder shares after an initial business combination even if you or other purchasers of Class A ordinary shares experience substantial losses on an investment in the units offered hereby or Class A ordinary shares, which in turn may potentially create different interests between the Sponsor, on the one hand, and you or other purchasers of units or Class A ordinary shares, on the other hand, to complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 7,345,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant $7,345,000 in the aggregate), in a private placement that will closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 18 months (or 21 months, as applicable) from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month (or 21-month, as applicable) anniversary of the closing of the initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

Although we believe that the net proceeds of the initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet engaged in diligence of our prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.10 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then-outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months (or 21 months, as applicable) from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our Sponsor owns 12.63% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our Sponsor purchases any units or Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our Board of Directors whose members were appointed by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” Board of Directors only a minority of the Board of Directors will be considered for appointment and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently utilize office space at 2870 Peachtree Road NW, Suite 509, Atlanta, Georgia 30305 leased from our Sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “TRIS.U,” “TRIS” and “TRIS.WS,” respectively. Our units commenced public trading on October 18, 2021. Our Class A ordinary shares and warrants began separate trading on December 6, 2021.

Holders

As of December 31, 2022, there were approximately 8 registered holders of record of Class A ordinary shares. A substantially greater number of holders of Class A ordinary shares are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities

In March 2021, our Sponsor paid $25,000, or approximately $0.0035 per share, to cover certain offering costs on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. Also in March 2021, our Sponsor transferred 50,000 of such shares (25,000 shares each) to Timothy Dawson, our Chief Financial Officer, and Cathy-Ann Martine-Dolecki, our Chief Operating Officer, in each case, at their original purchase price. In August 2021, our Sponsor forfeited 1,437,500 of such Class B ordinary shares in the aggregate for no consideration. In November 2021, our Sponsor transferred 150,000 of such founder shares (25,000 shares each) to David Barksdale, Greg Boyd, David Jones, Alex Parker, Steven Rogers, and Robert Willis, each a director of the Company, in each case for their par value.

Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The total number of Class B ordinary shares outstanding equal 20.0% of the total number of Class A ordinary shares and Class B ordinary shares outstanding. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof as described in the company’s prospectus.

In connection with the closing the initial public offering (the “IPO”), our Sponsor sold 333,333 founder shares to Cable One, Inc. (NYSE: CABO) (one of the anchor investors) for an aggregate purchase price of $1,000,000. Also in connection with the closing of the IPO, our Sponsor sold founder shares to ten other anchor investors (for an aggregate of 1,585,000 founder shares to all such other investors) at a purchase price of $0.01 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated on March 5, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase or similar business combination with one or more businesses or entities. We have entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with a privately held company that we believe substantially meets many of our criteria and guidelines and with which we have had discussions over an extended period of time. No assurances can be made that the Company will successfully negotiate and enter into a definitive agreement for a Business Combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

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

As indicated in the accompanying financial statements, as of December 31, 2022, we had $587,546 of cash, and no deferred offering costs. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Liquidity, Capital Resources and Going Concern

Our liquidity needs have been satisfied through (i) $25,000 paid by our Sponsor to cover certain of our offering costs in exchange for the issuance of the founder shares to our Sponsor, (ii) the receipt of loans to us of $300,000 by our Sponsor under an unsecured promissory note, (iii) and the net proceeds from the consummation of our initial public offering and the sale of the private placement warrants. The net proceeds from (i) the sale of the units in the initial public offering, after deducting estimated non-reimbursed offering expenses of $1,003,989, underwriting commissions of $4,600,000 (excluding deferred underwriting commissions of $10,350,000), and (ii) the sale of the private placement warrants for a purchase price of $7,345,000 was $234,041,011. As of December 31, 2022, $235,933,946 is held in the trust account, which includes the deferred underwriting commissions described above. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2022, the remaining cash not held in the trust account is $587,546.

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

Prior to the completion of our initial business combination, we have available to us the $587,546 of proceeds held outside the trust account, as well as certain funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

The Company may need to raise additional capital in order to operate our business prior to our initial business combination through loans or additional investments. The Company’s officers, directors, Sponsor or affiliate of our Sponsor may, but are not obligated to loan the Company funds to meet working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

After entering into a non-binding letter of intent, the Company has until July 18, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 18, 2023.

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”), in accordance with ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity,” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

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

We are required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act and to comply with the internal control requirements of the Sarbanes-Oxley Act beginning with this Annual Report for the fiscal year ended December 31, 2022. We are not currently required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Annual Report as we have not conducted any operations to date.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-5 of this Annual Report.

TRISTAR ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Tristar Acquisition I Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Tristar Acquisition I Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 5, 2021 (inception) through December 31, 2021, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by July 18, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe
that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.
New York, NY
March
9
, 2023

TRISTAR ACQUISITION I CORP.
BALANCE SHEETS
December 31, 2022 and 2021

	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$587,546	$1,231,992
Prepaid expenses	258,535	307,045

Total current assets	846,081	1,539,037

Prepaid expenses, net of current portion	—	259,888
Investments held in trust account	235,933,496	232,302,491

TOTAL ASSETS	$236,779,577	$234,101,416

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$99,514	$131,541
Accrued expenses	198,580	127,875

Total current liabilities	298,094	259,416

LONG-TERM LIABILITIES:
Derivative warrant liabilities	565,350	9,684,400
Deferred underwriting fee payable	10,350,000	10,350,000

Total long-term liabilities	10,915,350	20,034,400

Total liabilities	11,213,444	20,293,816

Commitments and contingencies (see Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 at $10.26 and $10.10 redemption value as of December 31, 2022 and 2021, respectively	235,931,005	232,300,000
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,365,447)	(18,492,975)

Total shareholders’ deficit	(10,364,872)	(18,492,400)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$236,779,577	$234,101,416

See accompanying notes to financial statements.

TRISTAR ACQUISITION I CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from March 5, 2021 (Inception) to December 31, 2021
General and administrative expenses	$(996,769)	$(2,012,856)

Loss from operations	(996,769)	(2,012,856)
Other income
Interest income	5,247	2,491
Interest income - investments held in trust	3,631,005	—
Change in fair value of warrant liability	9,119,050	7,988,350

Total other income	12,755,302	7,990,841

Net income	$11,758,533	$5,977,985

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	5,446,667

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.41	$0.53

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.41	$0.53

See accompanying notes to financial statements.

TRISTAR ACQUISITION I CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	FOR THE PERIOD MARCH 5, 2021 (INCEPTION) THROUGH DECEMBER 31, 2022
	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance -March 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Ex c e ss cash received over fair value of private placement warrants	—	—	—	—	367,250	—	367,250
Founder share anchor investor contribution	—	—	—	—	12,546,764	—	12,546,764
Remeasurement of Class A ordinary share subject to redemption	—	—	—	—	(12,938,439)	(24,470,960)	(37,409,399)
Net income	—	—	—	—	—	5,977,985	5,977,985

Balance - December 31, 2021	—	—	5,750,000	575	—	(18,492,975)	(18,492,400)
Remeasurement of Class A ordinary shares subject to redemption as of December 31, 2022	—	—	—	—	—	(3,631,005)	(3,631,005)
Net income	—	—	—	—	—	11,758,533	11,758,533

Balance December 31, 2022	—	$—	5,750,000	$575	$—	$(10,365,447)	$(10,364,872)

See accompanying notes to financial statements.

TRISTAR ACQUISITION I CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from March 5, 2021 (Inception) to December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,758,533	$5,977,985
Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative warrant liabilities	(9,119,050)	(7,988,350)
Interest income earned on investments held in trust account	(3,631,005)	(2,491)
Changes in operating assets and liabilities:
Prepaid expenses	308,398	(566,933)
Accounts payable	(32,027)	131,541
Accrued expenses	155,705	42,875

Net cash used in operating activities	(559,446)	(2,405,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited into trust account	—	(232,300,000)

Net cash used in investing activities	—	(232,300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	—	252,717
Payment of promissory note - related party	—	(252,717)
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Payment of offering costs	(85,000)	(3,732,635)
Proceeds from sale of Units in Public Offering	—	232,300,000
Proceeds from sale of Private Placement Warrants	—	7,345,000

Net cash (used in)/provided by financing activities	(85,000)	235,937,365

NET (DECREASE) INCREASE IN CASH	(644,446)	1,231,992
CASH BEGINNING OF PERIOD	1,231,992	—

CASH END OF PERIOD	$587,546	$1,231,992

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred underwriting commission charged to Class A ordinary shares subject to redemption.	$—	$10,350,000

Remeasurement of Class A ordinary shares to redemption amount as of December 31, 2022	$3,631,005	$—

Initial classification of Class A ordinary shares subject to redemption	$—	$232,300,000

Offering costs included in accrued expenses	$—	$85,000

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
As of December 31, 2022 and 2021, the Company had not yet commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 st
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
under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 18 months (or 21 months from the effective date of the registration statement if the Company has executed a letter of intent, agreement in principle or definitive agreement for its initial business combination within 18 months from the closing of the Initial Public Offering but has not completed its initial business combination within such 18 month period) from the closing of the Initial Public Offering; and (iii) absent an initial Business Combination within
18
 months (or
21
 months, as applicable) from the effective date of the registration statement or with respect to any other material provisions relating to shareholders’ rights or

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations and Liquidity - Continued

pre-initial
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
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.26 per share at December 31, 2022), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480,
 Distinguishing Liabilities from Equity
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
Liquidity, Capital Resources and Going Concern
As of December 31, 2022 and
,
2021, the Company had cash outside the Trust Account of $587,546 and $1,231,992
, respectively, available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2022 and 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. Other than the Working Capital Loans (as described in Note 5), the Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all.

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations and Liquidity - Continued

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 18, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 18, 2023.
Additionally, the Company may need to raise additional capital in order to operate our business prior to our initial business combination through loans or additional investments. The Company’s officers, directors, Sponsor or affiliate of our Sponsor may, but are not obligated to loan the Company funds to meet working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying financial statement are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
NOTES TO FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.
Investments Held in Trust Account
As of December 31, 2022 and 2021, the investments held in trust account were held in money market funds, which invest in U.S. Treasury securities.
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
capital and accumulated deficit.
As of December 31, 2022 and 2021,
23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A -
 Expenses of Offering
. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $25,995,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares attributable to the anchor investors (see Note 5), and $1,003,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. Of the $25,995,754 in offering costs, $24,414,399 were charged to shareholders’ deficit, and $1,581,355 were expensed in the quarter ended December 31, 2021.
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on March 5, 2021, the evaluation was performed for the 2021 and 2022 tax years which will be the only periods subject to examination.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
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

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

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
The carrying amounts reflected in the balance sheet for cash, prepaid expenses, due from related party, investments held in trust account, accounts payable, and accrued offering costs and expenses approximate fair value due to their short-term nature.
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

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies - Continued

Net Income Per Ordinary Share
The Company applies the
two-class
method in calculating net income per ordinary share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of ordinary share. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per ordinary share is computed by dividing the pro rata net income between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding. The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants and rights are exercisable for
18,845,000 shares of Class A ordinary share in the aggregate.

	For the year ended December 31, 2022	For the period from March 5, 2021 (inception) to December 31, 2021
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$9,406,826	$2,908,017
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	23,000,000	5,446,667

Basic and diluted net income per share, Redeemable Class A ordinary share	$0.41	$0.53

Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income allocable to Class B ordinary shares not subject to redemption	$2,351,707	$3,069,968
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,750,000

Basic and diluted net income per share	$0.41	$0.53

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
The Company’s management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

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
Note 4—Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,775,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,775,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. On November 3, 2021, pursuant to the underwriters exercising the additional Units (see Note 4), the Sponsor purchased an additional 570,000 Private Placement Warrants at a price of $1.00.
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

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

Note 5—Related Party Transactions - Continued

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
The Company estimated the fair value
at the time of the transfer

of the Founder Shares attributable to the anchor investors to be $13,562,614 or $7.07 per share. The excess of the fair value of the Founder Shares sold over the purchase price of $1,015,850 was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, the offering cost will be allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities will be expensed immediately in the statement
s
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
Administrative Support Agreement
The Company has entered into an agreement with the Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of December 31, 2022 and 2021 the Company owes the Sponsor $144,516 and $24,516 respectively, and is included in accrued expenses on the balance sheet
s
.
Related Party Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

Note 5—Related Party Transactions - Continued

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
Note 7—Warrant Liability
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7—Warrant Liability - Continued

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

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7—Warrant Liability - Continued

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
Note 8—Shareholders’ Deficit
Class
 A Ordinary Shares
—The Company is authorized to issue 90,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021
, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2022 and 2021
, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Preferred Shares
 —The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021
, there were no preferred shares issued or outstanding.

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

Note 8—Shareholders’ Deficit - Continued

Dividends
The Company has not paid any cash dividends on the ordinary shares to date and does not intend to pay cash dividends prior to the completion of the initial Business Combination.
Note 9—Fair Value Measurements
The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$235,933,496	$—	$—	$235,933,496

Total	$235,933,496	$—	$—	$235,933,496

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$232,302,491	$—	$—	$232,302,491

Total	$232,302,491	$—	$—	$232,302,491

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$345,000	$—	$—	$345,000
Warrant liability - Private Placement Warrants	—	—	220,350	220,350

Total	$345,000	$—	$220,350	$565,350

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$5,865,000	$—	$—	$5,865,000
Warrant liability - Private Placement Warrants	—	—	3,819,400	3,819,400

Total	$5,865,000	$—	$3,819,400	$9,684,400

TRISTAR ACQUISITION I CORP.
NOTES TO FINANCIAL STATEMENTS

Note 9—Fair Value Measurements - Continued

As of December 31, 2022 and 2021, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Warrants:

	December 31, 2022	December 31, 2021
Stock price	$10.11	$9.76
Exercise price	$11.50	$11.50
Dividend yield	—%	—%
Expected term (in years)	5	5
Volatility	2.3%	12%
Risk-free rate	3.99%	1.26%
Fair value	$0.03	$0.52
The following tables provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Private Placement Warrants	Public Warrants
Fair value at March 5, 2021 (inception)	$—	$—
Initial measurement at November 3, 2021	6,977,750	10,695,000
Change in fair value of Private Warrants	(3,158,350)	—
Transfer to Level 1		(10,695,000)
Fair value at December 31, 2021	3,819,400	—
Change in fair value of Private Warrants	(3,599,050)	—

Fair value at December 31, 2022	$220,350	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting p erio
d in which a change in valuation technique or methodology occur
s.
Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.
On March 1, 2023, the Company announced it entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with a privately held company that we believe substantially meets many of our criteria and guidelines and with which we have had discussions over an extended period of time. As a result, the Company now have until July 18, 2023 to complete a business combination.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Our Disclosure Controls and Procedures

We are required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act and to comply with the internal control requirements of the Sarbanes-Oxley Act beginning with this Annual Report for the fiscal year ended December 31, 2022. We are not currently required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Under the supervision and with the participation of our internal control specialist and our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial, accounting officer and our internal auditor have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due solely to the material weaknesses in our internal control over financial reporting related to the unrecorded liability totaling $103,359 from the New York Stock Exchange for the annual listing fee as of and for the period ended December 31, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting process. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal control over financial reporting noted previously.

Management has implemented remediation steps to improve our internal control over financial reporting as described below.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the third and fourth quarter of the year ended December 31, 2022:

•

We have implemented procedures to identify all our accrued liabilities through communication with management and third party vendors for services performed but not billed before preparing the financial statements.

•	All expense classifications are approved by the chief financial officer before recorded to the accounting records.

•	We have engaged an internal audit specialist who reviews on an annual basis the internal controls of the Company and quarterly provides a review of the 10-Q reports.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
William M. Mounger II	66	Chief Executive Officer and Chairman of the Board
Cathy Martine-Dolecki	64	Chief Operating Officer and Director
Timothy Dawson	69	Chief Financial Officer
Robert Willis	54	Director
Greg Boyd	57	Director
David Jones	65	Director
David Barksdale	46	Director
Alex Parker	52	Director
Steven Rogers	68	Director

William M. Mounger II serves as our Chairman and Chief Executive Officer. Mr. Mounger is a highly-experienced executive with over 40 years of successfully founding, building, leading and advising corporations within the telecommunication and wireless industries. With his operational and investment experience, Mr. Mounger has raised capital, navigated the initial public offering process, and been directly involved in multiple mergers and acquisitions. Since October 2002, Mr. Mounger has been serving as Chairman and CEO of Tristar Technologies, LLC, a telecom and technology search firm. In July 2014, Mr. Mounger founded Tristar License Group, LLC, to develop and acquire Advanced Wireless Services (AWS-3) spectrum licenses in FCC Auction 97. Since its inception, Mr. Mounger has been serving as the manager of Tristar License Group. In addition, Mr. Mounger founded two additional companies for the acquisition and development of wireless spectrum licenses in two separate FCC auctions. In August 2015, Mr. Mounger founded Tstar 600, LLC to participate in FCC Auction 1002 for 600 MHz spectrum licenses. In August 2020, Mr. Mounger founded Widespread Wireless, LLC to participate in FCC Auction 107 for C-Band 3.7 – 3.98 GHz spectrum licenses. Mr. Mounger currently serves as the manager at Widespread Wireless, where he focuses on the acquisition and build-out of wireless spectrum licenses using private equity capital. In December 2013, Mr. Mounger founded Nova Towers Holdings, LLC and served as a manager until January 2017. At Nova Towers Holdings, Mr. Mounger worked with Nova Towers, LLC and with AT&T Wireless as one of five approved vendors to build communication towers. Mr. Mounger also founded Tritel Inc. (NASDAQ: TTEL) and served as Chairman and CEO from January 2000 to April 2000. Tritel had its initial public offering in 1999. During Mr. Mounger’s tenure, Tritel merged with TeleCorp PCS (NASDAQ: TLCP) in 2000. From April 2000 to October 2002, he served as Chairman of TeleCorp PCS. TeleCorp provided digital wireless services under the SunCom and AT&T brands in 14 states and Puerto Rico. In 2002, TeleCorp was acquired by AT&T Wireless. In addition to his time at Tritel and TeleCorp, Mr. Mounger’s extensive experience in the telecommunications industry includes his role as the former Chairman of the Cellular One Advisory Council and former board member of the Wireless Infrastructure Association. Mr. Mounger has been a board member of the CTIA – The Wireless Association since January 2017. He has also founded and sold companies such as Continuum 700 to acquire wireless spectrum licenses at FCC held auctions. From January 1990 until the formation of Tritel in January 1999, he was President of Mercury Communications Company, a cellular operating company, where he was involved with the management and operation of numerous wireless telecommunication ventures. At Mercury Communications Company, Mr. Mounger built, operated, and managed rural cellular telephone systems for third-party cellular license holders. He worked with financial institutions as well as Novatel Wireless to build-out its systems. Mercury’s operating markets were branded under CellularOne and operated in MS, AR, KY, WV, FL, WA, AK, OH and IL. From 1993 to 1996, he sold the markets managed by Mercury in several multi-stage transactions to McCaw Cellular, U.S. Cellular, Horizon, and CenturyTel Enterprises. Alongside these roles, since June 2015, Mr. Mounger has been serving as the Chairman of Delta Industries, a multi-state concrete operator. He has also been a board member at Delta Industries since December 2014. In addition, Mr. Mounger has been a Commissioner of the Mississippi Commission on Wildlife, Fisheries, and Parks since July 2017 and is involved in many charitable and civic organizations. Mr. Mounger graduated magna cum laude with a B.A. from Vanderbilt University and holds an M.A. from Reformed Theological Seminary.

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

David Jones serves as a Director. He is the founder and chairman of Chrysalis Ventures, a venture capital firm that has invested in technology-enabled businesses since 1993. At Chrysalis Ventures, Mr. Jones has worked with and served on the boards of many growth companies in the Midwest and South, including Appriss, Inc., Tritel Communications (founded and led by Mr. Mounger), which went public and was later sold to AT&T Wireless, Regent Communications, a radio station consolidator which was acquired by Jacor Communications, and High Speed Access Corp., which went public and later was sold to Charter Communications. Mr. Jones currently serves on the board of directors at Humana, Inc. (NYSE: HUM), a healthcare company where he was Vice-Chair from 1996 to 2005 and Chairman from 2005 to 2010. Mr. Jones chairs the board’s nominating and governance committee and serves on its compensation and executive committees. He is also a director of the following companies: New Life Solution, Inc. (d.b.a. meQuilibrium), a digital coaching and analytics company where he chairs the board’s audit committee; Confluent Health, a company that operates outpatient physical therapy clinics and provides clinician education services, where Mr. Jones chairs the board’s audit committee. Mr. Jones also serves on the boards of The Humana Foundation, a non-profit organization that invests in community well-being by focusing on the social determinants of health and on the board of the C.E. & S. Foundation. Mr. Jones previously served on the boards of ACCH Holdings (formerly known as HCCA Holdco, LLC), a healthcare staffing and clinical process outsourcing company, from September 2002 to August 2016 and of Connecture, Inc., a provider of health insurance sales and service automation software, from March 2004 to 2019. In addition, he was on the boards of MyHealthDirect, Inc., a provider of healthcare coordination software, from December 2009 to December 2017 and of Insider Media Group, a local media startup in Louisville, KY. Mr. Jones has a B.A., magna cum laude, from Yale University and a J.D. from Yale University Law School. Prior to founding Chrysalis Ventures, he practiced law in the U.S. Department of State Legal Adviser’s office in Washington and in a commercial law firm.

David Barksdale serves as a Director. Mr. Barksdale has 15 years of legal, operating, and principal investing experience. As a result of his broad range of business and legal experience, Mr. Barksdale brings valuable business development, technology, and investing experience to the Board. Mr. Barksdale currently serves as a Principal at Alluvian Capital, LLC, a privately held company with diversified investments in the telecommunications and software industries. Previously, he was Co-Chairman and Chief Executive Officer of Spread Networks, LCC, which was acquired by Zayo Group (NYSE: ZAYO) in 2018. During his tenure as CEO, Spread Networks completed construction of its Chicago-to-New York fiber optic network and expansion of services throughout the greater Chicago and New York markets. Mr. Barksdale served as a Director at Sanderson Farms (NASDAQ: SAFM), the third largest poultry producer in the U.S. with a market capitalization of $3.1 billion, until its sale to Cargill, Incorporated and Wayne Farms LLC. He also serves as the vice chairman of the Greater New Orleans Foundation, a nonprofit organization. Mr. Barksdale was previously an attorney in the New York office of Cleary, Gottlieb, Steen & Hamilton LLP. Mr. Barksdale holds a J.D. from New York University School of Law and a B.A. from Tulane University.

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

Steven Rogers serves as a Director. Mr. Rogers has 38 years of commercial real estate investment experience to identify and evaluate acquisition opportunities. In 2011, Mr. Rogers founded and currently serves as the manager of Rogers & Associates, LLC, a firm that provides specialized solutions for principals and institutional owners in the real estate industry and board level advisory work. From 1983 to 2011, Mr. Rogers served as President, Chief Executive Officer and director at Parkway Properties Inc. (NYSE: PKY) since its early development stage and through its move to the New York Stock Exchange and the S&P 600 Small Cap Index. Parkway Properties was a real estate investment trust specializing in the acquisition, ownership, development, and management of quality office properties in the Sun Belt region of the United States. At Parkway Properties, Mr. Rogers provided leadership, policy setting, capital allocation and discretionary fundraising for the real estate investment trust (REIT). During his tenure at Parkway, Parkway was named A Great Place to Work five times by the Society of Human Resource Management, NAREIT Leader in Light Award, and the Urban Land Institute Award for Excellence. Mr. Rogers’ numerous current community and business activities include serving as the Chairman of the Board and a member of the compensation, nominating, and governance committees at RREEF America REIT II since 2014. Mr. Rogers is also the chairman of the board of Net Lease Alliance and a director of First Commercial Bank. Mr. Rogers graduated magna cum laude from the University of Mississippi and went on to complete five years in the U.S. Army, where he was quickly advanced from Lieutenant to Captain and was selected for early command. He received the Army Commendation Medal and the Meritorious Service Medal for his services. Mr. Rogers also holds an M.B.A. from Harvard Graduate School of Business Administration.

Number, Terms of Office and Election of Executive Officers and Directors

Our Board is comprised of eight members. Our Board of Directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, this is the first year in which we are required to hold an annual meeting. The term of office of the first class of directors, consisting of Cathy Martine-Dolecki, Robert Willis and William M. Mounger II, will expire at our first annual general meeting in 2023. The term of office of the second class of directors, consisting of Greg Boyd, Alex Parker and Steven Rogers, will expire at our second annual general meeting in 2024. The term of office of the third class of directors, consisting of David Barksdale and David Jones, will expire at our third annual general meeting in 2025.

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

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the Board of Directors. David Barksdale, David Jones and Steven Rogers serve as members of our audit committee. David Barksdale serves as chair of the audit committee. Each member of the audit committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. Following the consummation of the business combination, our Board of Directors will determine which member of our audit committee qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and possesses financial sophistication, as defined under the rules of the NYSE.

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

Compensation Committee

We established a compensation committee of the Board of Directors. David Barksdale, Greg Boyd and Alex Parker serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, and all three such members are independent. Greg Boyd serves as chair of the compensation committee.

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

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our current shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of our initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

The primary purposes of our nominating and corporate governance committee is to assist the Board of Directors in:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board of Directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the Board of Directors;

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit, compensation and nominating and corporate governance committee charters as exhibits to the registration statement. You may review these documents by accessing our public filings at the SEC’s website at www.sec.gov and at our website at https://tristaracq.com/. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary and contractual duties to other entities. As a result, if any of our officers or directors become aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
William Mounger II	Delta Industries, Inc. Tristar Technologies Tristar License Group, LLC Tstar 600, LLC Widespread Wireless, LLC	Concrete Telecommunications	Chairman Chairman and Chief Executive Officer Manager Manager

Robert Willis	Navigation Capital Partners L.P.	Investment	Managing partner

Greg Boyd	Intellicom Wireless Management, Inc.	IT services	Chief Executive Officer

David Jones	Humana Inc.	Healthcare	Director

	Humana Foundation, Inc.	Nonprofit organization for healthcare	Director

	CE&S Foundation	Nonprofit organization for education	Director

	New Life Solution, Inc. (meQuilibrium)	Digital coaching services	Director

	Confluent Health	Physical therapy services	Director

	Chrysalis Ventures	Venture capital	Chairman

David Barksdale	Alluvian Capital, LLC	Investment	Principal

	The Idea Village	Nonprofit organization supporting regional startups	Chairman of the board

	The Greater New Orleans Foundation	Philanthropic nonprofit organization	Vice Chairman of the board

Alex Parker	Sequential Technology International LLC	Technology consulting	Chief Executive Officer

Steven Rogers	RREEF America REIT II, Inc.		Chairman of the board

	Net Lease Alliance, LLC		Chairman of the board

	First Commercial Bank, N.A.	Finance	Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report, based on information obtained from the persons named below with respect to the beneficial ownership of our ordinary shares, by:

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

In the following table, percentage ownership is based on 28,750,000 ordinary shares, consisting of (i) 23,000,000 Class A ordinary shares and (ii) 5,750,000 Class B ordinary shares, issued and outstanding as of the date of this Annual Report. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a share-for-share basis, as further described below. The following table does not include the Class A ordinary shares underlying the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class
Tristar Holdings I LLC (our Sponsor)(2)(3)	—	—	3,631,667	63.16%
William M. Mounger(2)(3)(4)	—	—	3,631,667	63.16%
Cathy Martine-Dolecki(2)(4)	—	—	25,000	*
Timothy Dawson(2)(4)	—	—	25,000	*
Robert Willis(2)(5)	—	—	25,000	*
Greg Boyd(2)	—	—	25,000	*
David Jones(2)	—	—	25,000	*
David Barksdale(2)	—	—	25,000	*
Alex Parker(2)	—	—	25,000	*
Steven Rogers(2)	—	—	25,000	*
All officers and directors as a group (9 individuals)(2)	—	—	3,831,667	66.64%
Cable One, Inc.(6)	1,980,000	8.61%	333,333	5.80%
Cantor Fitzgerald, L.P.(7)	1,322,962	5.75%	—	—
Entities affiliated with Millennium Group Management LLC(8)	1,353,668	5.89%	—	—
Entities affiliated with LMR Partners LLP(9)	1,950,000	8.48%	—	—
Magnetar Financial LLC(10)	1,832,800	7.97%	—	—
Polar Asset Management Partners Inc.(11)	1,851,391	8.05%	—	—
Radcliffe SPAC Master Fund, L.P.(12)	1,241,523	5.40%	—	—
Spring Creek Capital, LLC(13)	1,850,000	8.04%	—	—

*	Less than 1%
(1)	Unless otherwise noted, the business address of each of these individuals is c/o Tristar Acquisition I Corp., 2780 Peachtree Road NW, Suite 509, Atlanta, Georgia 30305.
(2)

Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock on a one-for-one basis at the time of our initial business combination, or earlier at the option of the holders thereof as described in the section of the prospectus entitled “Description of Securities—Founder Shares” and in our amended and restated memorandum and articles of association.

(3)

The shares reported above are held of record by our Sponsor. William M. Mounger is the managing member of our Sponsor, and as such, has voting and investment discretion with respect to the ordinary shares held of record by our Sponsor and may be deemed to have shared beneficial ownership of the ordinary shares held directly by our Sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)

Each of these individuals hold a direct or indirect interest in our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)

Consists of 25,000 shares held by Navigation Capital Partners SOF I, LLC, as nominee for Mr. Willis. Mr. Willis is a general partner of Navigation Capital Partners SOF I, LLC, an entity which is a member of our Sponsor, and, as such, shares voting and dispositive power over the shares reported above. Mr. Willis disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein.

(6)

Pursuant to a Schedule 13G filed with the SEC on October 27, 2021 by Cable One, Inc., the shares reported above consist of (i) 1,980,000 Class A ordinary shares and (ii) 333,333 Class B ordinary shares which are automatically convertible into Class A ordinary shares at the time of our initial business combination, which shares in the aggregate represent approximately 8.05% of our outstanding issued and outstanding ordinary shares. The address of the foregoing reporting person is 210 E. Earll Drive, Phoenix, Arizona 85012.

(7)

Pursuant to a Schedule 13G filed with the SEC on February 3, 2023, the shares reported above consist of (i) 822,962 shares held of record by Cantor Fitzgerald Securities and (ii) 500,000 shares held of record by Cantor Fitzgerald & Co. CF Group Management, Inc. (of which Howard W. Lutnick is Chairman and Chief Executive and serves as trustee of its sole stockholder) is the managing general partner of Cantor Fitzgerald, L.P. and directly or indirectly controls the managing general partners of Cantor Fitzgerald Securities and Cantor Fitzgerald & Co. Cantor Fitzgerald, L.P. indirectly holds a majority of the ownership interests of each of Cantor Fitzgerald Securities and Cantor Fitzgerald & Co. As such, each of Cantor Fitzgerald, L.P., CF Group Management, Inc. and Mr. Lutnick may be deemed to have beneficial ownership of the shares directly held by Cantor Fitzgerald Securities and Cantor Fitzgerald & Co. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The address of the foregoing reporting persons is 110 East 59th Street, New York, New York 10022.

(8)

Pursuant to a Schedule 13G filed with the SEC on April 13, 2022, as amended on January 30, 2023. The shares reported above are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Israel A. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the shares held by such entities. The address of the foregoing reporting persons is 399 Park Avenue, New York, New York 10022.

(9)

Pursuant to a Schedule 13G filed with the SEC on October 21, 2021, as amended on December 2, 2021 and February 14, 2023. The shares reported above consist of (i) 975,000 Class A ordinary shares held of record by LMR CCSA Master Fund Ltd and (ii) 975,000 Class A ordinary shares held of record by LMR Multi-Strategy Master Fund Limited. LMR Partners LLP, LMR Partners Limited, LMR Partners LLC, LMR Partners AG and LMR Partners (DIFC) Limited (collectively, the “LMR Investment Managers”) serve as the investment managers to LMR CCSA Master Fund Ltd and LMR Multi-Strategy Master Fund Limited with respect to the shares reported above, and Ben Levine and Stefan Renold are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to such shares. Accordingly, each of the LMR Investment Managers and Messrs. Levine and Renold share voting and investment power over the shares reported above and may be deemed the beneficial owner of such shares. The address of the foregoing reporting persons is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

(10)

Pursuant to a Schedule 13G filed with the SEC on February 4, 2022, as amended on February 9, 2023. The shares reported above consist of: (a) 194,206 shares held for the account of Magnetar Constellation Fund II, Ltd; (b) 604,196 shares held for the account of Magnetar Constellation Master Fund, Ltd; (c) 34,600 shares held for the account of Magnetar Systematic Multi-Strategy Master Fund Ltd; (d) 237,362 shares held for the account of Magnetar Xing He Master Fund Ltd; (e) 113,288 shares held for the account of Purpose Alternative Credit Fund Ltd; (f) 156,444 shares held for the account of Magnetar SC Fund Ltd; (g) 224,774 shares held for the account of Magnetar Structured Credit Fund, LP; (h) 228,370 shares held for the account of Magnetar Lake Credit Fund LLC; and (i) 39,560 shares held for the account of Purpose Alternative Credit Fund - T LLC (collectively, the “Magnetar Funds”). Magnetar Financial LLC (“Magnetar Financial”) serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Financial shares voting and investment power over such shares with Magnetar Capital Partners LP, its sole member and parent holding company (“Magnetar Capital Partners”), Supernova Management LLC, the general partner of Magnetar Capital Partners (“Supernova Management”), and David J. Snyderman, the manager of Supernova Management. The address of the foregoing reporting persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(11)

Pursuant to a Schedule 13G filed with the SEC on February 11, 2022, as amended on February 13, 2023, by Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the Class A ordinary shares which are directly held by PMSMF. Polar Asset Management Partners Inc. is an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The address of the foregoing reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(12)

Pursuant to a Schedule 13G filed with the SEC on October 14, 2021, as amended on February 14, 2022, the shares reported above are held of record by Radcliffe SPAC Master Fund, L.P., which shares voting and investment power over such shares with Radcliffe SPAC GP, LLC, Steven B. Katznelson, Christopher Hinkel, RGC Management Company, LLC and Radcliffe Capital Management, L.P., each of whom may be deemed to beneficially own such shares. The address of the foregoing reporting persons is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(13)

Pursuant to a Schedule 13G filed with the SEC on October 22, 2021, as amended on February 9, 2022. Koch Industries, Inc. holds sole voting and investment power over the shares held by Spring Creek Capital, LLC by virtue of Koch Industries, Inc.’s indirect beneficial ownership of Spring Creek Capital, LLC, which is beneficially owned by SCC Holdings, LLC, which in turn is beneficially owned by KIM, LLC, which in turn is beneficially owned by Koch Investments Group, LLC, which in turn is beneficially owned by Koch Investments Group Holdings, LLC, which in turn is beneficially owned by Koch Industries, Inc., in each case by means of ownership of all voting equity instruments. Accordingly, Koch Industries, Inc., SCC Holdings, LLC, KIM, LLC, Koch Investments Group, LLC and Koch Investments Group Holdings, LLC may be deemed to beneficially own the shares held by Spring Creek Capital, LLC reported above. The foregoing should not be construed in and of itself as an admission by SCC Holdings, LLC, KIM, LLC, Koch Investments Group, LLC, Koch Investments Group Holdings, LLC or Koch Industries, Inc. as to beneficial ownership of such shares. The address of the foregoing reporting persons is 4111 E. 37th Street North, Wichita, KS 67220.

In March 2021, our Sponsor paid $25,000, or approximately $0.0035 per share, to cover certain offering costs on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. Also in March 2021, our Sponsor transferred 50,000 of such founder shares (25,000 shares each) to Timothy Dawson, our Chief Financial Officer, and Cathy-Ann Martine-Dolecki, our Chief Operating Officer, in each case, at their original purchase price. In August 2021, our Sponsor forfeited 1,437,500 of such founder shares in the aggregate for no consideration. In November 2021, our Sponsor transferred 150,000 of such founder shares (25,000 shares each) to David Barksdale, Greg Boyd, David Jones, Alex Parker, Steven Rogers, and Robert Willis, each a director of the Company, in each case for their par value. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued.

Our Sponsor beneficially owns 12.63% of our issued and outstanding ordinary shares and has the right to elect all of our directors prior to our initial business combination. Holders of our public shares will not have the right to elect any directors to our Board of Directors prior to our initial business combination. Because of this ownership block, our Sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In March 2021, our Sponsor paid $25,000, or approximately $0.0035 per share, to cover certain offering costs on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. Also in March 2021, our Sponsor transferred 50,000 of such founder shares (25,000 shares each) to Timothy Dawson, our Chief Financial Officer, and Cathy-Ann Martine-Dolecki, our Chief Operating Officer, in each case, at their original purchase price. In August 2021, our Sponsor forfeited 1,437,500 of such founder shares in the aggregate for no consideration. In November 2021, our Sponsor transferred 150,000 of such founder shares (25,000 shares each) to David Barksdale, Greg Boyd, David Jones, Alex Parker, Steven Rogers, and Robert Willis, each a director of the Company, in each case for their par value. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20.0% of the issued and outstanding shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

As more fully discussed in the section of the company’s prospectus entitled “Management — Conflicts of Interest,” if any of our officers or directors become aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

We entered into a registration rights agreement pursuant to which our Sponsor, directors and the anchor investors are entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, as long as the Sponsor and directors hold any securities covered by the registration agreement, which is described under the section of the company’s prospectus entitled “Description of Securities — Registration Rights.”

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

Item 14. Principal Accountant Fees and Services

Marcum LLP (“Marcum”) acts as our independent registered public accounting firm. The following is a summary of the aggregate fees billed for professional services rendered by Marcum for the period from March 5, 2021 (inception) through December 31, 2022.

Type of Fees	Year Ended December 31, 2022	March 5, 2021 (inception) through December 31, 2021
Audit Fees(1)	$125,660	$116,776
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total	$125,660	$116,776

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with statutory and regulatory filings. These services include professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

(2)

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(See above)

(2)	Financial Statements Schedules

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the below Exhibit Index. Exhibits incorporated herein by reference can be found on the SEC’s website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Ordinary Share Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, dated October 13, 2021, by and between the Company and Continental Stock Transfer & Trust Company (1)

4.5	Description of Registered Securities*

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. 1350**

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on October 18, 2021.
(2)	Incorporated by reference to the Company’s S-1/A, filed on September 29, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRISTAR ACQUISITION I CORP.

By:	/s/ William M. Mounger II
Name: William M. Mounger II
Title: Chief Executive Officer and Chairman of the Board
Dated: March 9, 2023

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

Signature	Title	Date

/s/ William M. Mounger II William M. Mounger II	Chief Executive Officer and Chairman (Principal Executive Officer)	March 9, 2023

/s/ Timothy Dawson Timothy Dawson	Chief Financial Officer (Principal Financial Officer)	March 9, 2023

/s/ Cathy Martine Dolecki Cathy Martine Dolecki	Chief Operating Officer and Director	March 9, 2023

/s/ Robert Willis Robert Willis	Director	March 9, 2023

/s/ Greg Boyd Greg Boyd	Director	March 9, 2023

/s/ David Jones David Jones	Director	March 9, 2023

/s/ David Barksdale David Barksdale	Director	March 9, 2023

/s/ Alex Parker Alex Parker	Director	March 9, 2023

/s/ Steven Rogers Steven Rogers	Director	March 9, 2023