Form 10-Q
period 2023-03-31
Tristar Acquisition I Corp.
filed 2023-05-12
CIK 1852736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(601)-321-1950
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
As of May 5
, 2023,
23,000,000
Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TRISTAR ACQUISITION I CORP.

Form 10-Q

For the three months ended March 31, 2023

i

TRISTAR ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$291,482	$587,546
Prepaid expenses	245,110	258,535

Total current assets	536,592	846,081
Investments held in trust account	238,523,825	235,933,496

TOTAL ASSETS	$239,060,417	$236,779,577

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$97,348	$99,514
Accrued expenses	377,315	198,580

Total current liabilities	474,663	298,094

LONG TERM LIABILITIES:
Derivative warrant liabilities	1,884,500	565,350
Deferred underwriting fee payable	10,350,000	10,350,000

Total long term liabilities	12,234,500	10,915,350

Total liabilities	12,709,163	11,213,444

Commitments and contingencies (see Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 at $10.37 and $10.26 redemption value as of March 31, 2023 and December 31, 2022, respectively	238,521,334	235,931,005
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,170,655)	(10,365,447)

Total shareholders’ deficit	(12,170,080)	(10,364,872)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$239,060,417	$236,779,577

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
General and administrative expenses	$(487,843)	$(257,737)

Loss from operations	(487,843)	(257,737)
Other income (loss)
Interest income	1,785	—
Interest income - investments held in trust	2,590,329	5,854
Change in fair value of warrant liability	(1,319,150)	2,146,400

Total other income	1,272,964	2,152,254

Net income	$785,121	$1,894,517

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	23,000,000

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.07

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.07

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES SHAREHOLDERS’ DEFICIT (UNAUDITED)
For the three months ended March 31, 2023 and 2022

	THREE MONTHS ENDED MARCH 31, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	—	$—	5,750,000	$575	$—	$(10,365,447)	$(10,364,872)
Remeasurement of Class A ordinary shares to possible redemption amount as of March 31, 2023	—	—	—	—	—	(2,590,329)	(2,590,329)
Net income	—	—	—	—	—	785,121	785,121

Balance - March 31, 2023	—	$—	5,750,000	$575	$—	$(12,170,655)	$(12,170,080)

	THREE MONTHS ENDED MARCH 31, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,750,000	$575	$—	$(18,492,975)	$(18,492,400)
Net income	—	—	—	—	—	1,894,517	1,894,517

Balance March 31, 2022	—	$—	5,750,000	$575	$—	$(16,598,458)	$(16,597,883)

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2023 and 2022

	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$785,121	$1,894,517
Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative warrant liabilities	1,319,150	(2,146,400)
Interest income earned on investments held in Trust Account	(2,590,329)	(5,855)
Changes in operating assets and liabilities:
Prepaid expenses	13,425	29,450
Accounts payable	(2,166)	(33,106)
Accrued expenses	178,735	(73,359)

Net cash used in operating activities	(296,064)	(334,753)

NET DECREASE IN CASH	(296,064)	(334,753)
CASH BEGINNING OF PERIOD	587,546	1,231,992

CASH END OF PERIOD	$291,482	$897,239

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Remeasurement of Class A ordinary shares to redemption amount as of March 31, 2023	$2,590,329	$—

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
As of March 31, 2023 and December 31, 2022, the Company had not yet commenced any operations. All activity through March 31,2023 relates to the Company’s formation and the initial public offering (“IPO”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 st
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
The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.37 per share as of March 31, 2023), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480,
 Distinguishing Liabilities from Equity
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations and Liquidity - Continued

The Company will have 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
On March 1, 2023, the Company entered into a
non-binding
letter of intent that sets forth preliminary terms and conditions of a potential business combination with a privately held company that the Company believe substantially meets our criteria and guidelines with which we have had discussions over an extended period of time. As a result, the Company have until July 18, 2023 (or
21 months
from the closing of the Initial Public Offering) to complete a business combination.
Liquidity, Capital Resources and Going Concern
As of March 31, 202
3
 and December 31, 2022, the Company had cash outside the Trust Account of $291,482 and $587,546 available for working capital needs respectively. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2023 and December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2023 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s Annual Report on Form 10-K for
the year ended December 31, 2022. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K
for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.
Investments Held in Trust Account
As of March 31, 2023 and December 31, 2022, the assets held in Trust Account were held in money market funds, which invest in U.S. Treasury securities.
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
capital and accumulated deficit.
As of March 31, 2023 and December 31, 2022, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet
s
.
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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on March 5, 2021, the evaluation was performed for the 2022 and 2021 tax years which will be the only periods subject to examination.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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
Concentration of Credit Risk
The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. On March 12, 2023, Signature Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. On May 1, 2023, First Republic Bank was forced to close and JPMorgan Chase Bank assumed all of the deposits and assets of First Republic Bank. The Company did not hold any deposits with these banking institutions as of March 31, 2023.
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

The carrying amounts reflected in the balance sheet
s
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

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$628,097	$1,515,614
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	23,000,000	23,000,000

Basic and diluted net income per share, Redeemable Class A ordinary share	$0.03	$0.07

Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income allocable to Class B ordinary shares not subject to redemption	$157,024	$378,903
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,750,000

Basic and diluted net income per share	$0.03	$0.07

Recent Accounting Standards
I
n June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13,
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments. ASU 2016-13 was effective and adopted by the Company on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on the Company’s financial statements.
The Company’s management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have amaterial effect on the accompanying financial statements.
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

1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5—Related Party Transactions – Continued

In March 2021, the Sponsor transferred 50,000 Founder Shares (
25,000
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
Administrative Support Agreement
The Company has entered into an agreement with the Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of March 31, 2023 and December 31, 2022 the Company owes the Sponsor $174,516 and $144,516 respectively, and is included in accrued expenses on the balance sheets.

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

1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 6—Commitments and Contingencies – Continued

Investment Banking Services
In February 2023, the Company entered into an agreement with a third party investment banking company to provide certain investment banking services in connection with a potential business combination of a privately held company as described in Note 1 and a possible private placement by the Company to one or more potential investors of securities of the Company in connection with the potential business combination. The investment banking company as part of the agreement, may be entitled to success fees in the event that the Company finalizes a business combination. If a business combination is consummated, the investment banking company would be entitled to the following:

-	The Company will pay or cause to be paid to the investment banking company a success fee equal to $10,000,000

-
In the event that a possible private placement offering is consummated, the Company will pay or cause to be paid a success fee equal to 3.5% of the total amount of cash and the fair market value of the other property paid to the Company, any of their security holders or any of their directors or executive officers in connection with the private placement offering. A credit of 50% of the fee payable to the third party investment banking company for a private placement offering shall reduce the success fee payable above.

The investment banking company shall be entitled to a portion of such success fees as noted above, as determined by the Company, provided, however that in no event shall the investment banking company’s portion of such success fees be less than 50% of the total success fees.
The Company also agrees to reimburse the investment banking company for all reasonable out-of-pocket
expenses, not to exceed $525,000, regardless of the consummation of a business combination. As of March 31, 2023 the Company has accrued unbilled reimbursable costs of $126,630.
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

1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8—Shareholders’ Deficit
Class
 A Ordinary Shares
—The Company is authorized to issue 90,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Preferred Shares
 —The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Dividends
The Company has not paid any cash dividends on the ordinary shares to date and does not intend to pay cash dividends prior to the completion of the initial Business Combination.

1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$238,523,825	$—	$—	$238,523,825

Total	$238,523,825	$—	$—	$238,523,825

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$235,933,496	$—	$—	$235,933,496

Total	$235,933,496	$—	$—	$235,933,496

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$734,500	$—	$—	$734,500
Warrant liability - Private Placement Warrants	—	—	1,150,000	1,150,000

Total	$734,500	$—	$1,150,000	$1,884,500

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$345,000	$—	$—	$345,000
Warrant liability - Private Placement Warrants	—	—	220,350	220,350

Total	$345,000	$—	$220,350	$565,350

As of March 31, 2023 and December 31, 2022, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

1

TRISTAR ACQUISITION I CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Warrants:

	March 31, 2023	December 31, 2022
Stock price	$10.33	$10.11
Exercise price	$11.50	$11.50
Dividend yield	-%	-%
Expected term (in years)	5	5
Volatility	1.8%	2.3%
Risk-free rate	3.60%	3.99%
Fair value	$0.10	$0.03
The following tables provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private Placement Warrants for the 3 months ended March 31, 2023
Fair value at January 1, 2023	$220,350
Change in fair value of Private Warrants	514,150

Fair value at March 31, 2023	$734,500

Private Placement Warrants for the 3 months ended March 31, 2022
Fair value at January 1, 2022	$3,819,400
Change in fair value of Private Warrants	(881,400)

Fair value at March 31, 2022	$2,938,000
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

2
0

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

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

•	Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

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

As indicated in the accompanying condensed financial statements, as of March 31, 2023, we had $291,482 of cash, and no deferred offering costs. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Liquidity, Capital Resources and Going Concern

Our liquidity needs have been satisfied through (i) $25,000 paid by our Sponsor to cover certain of our offering costs in exchange for the issuance of the founder shares to our Sponsor, (ii) the receipt of loans to us of $300,000 by our Sponsor under an unsecured promissory note, (iii) and the net proceeds from the consummation of our initial public offering and the sale of the private placement warrants. The net proceeds from (i) the sale of the units in the initial public offering, after deducting estimated non-reimbursed offering expenses of $1,003,989, underwriting commissions of $4,600,000 (excluding deferred underwriting commissions of $10,350,000), and (ii) the sale of the private placement warrants for a purchase price of $7,345,000 was $234,041,011. As of March 31, 2023, $238,523,825 is held in the trust account, which includes the deferred underwriting commissions described above. The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of March 31, 2023, the remaining cash not held in the trust account is $291,482.

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

Prior to the completion of our initial business combination, we have available to us the $291,482 of proceeds held outside the trust account, as well as certain funds from loans from our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Investment Banking Services

In February 2023, the Company entered into an agreement with a third party investment banking company to provide certain investment banking services in connection with a potential business combination of a privately held company as described in Note 1 and a possible private placement by the Company to one or more potential investors of securities of the Company in connection with the potential business combination. The investment banking company as part of the agreement, may be entitled to success fees in the event that the Company finalizes a business combination. If a business combination is consummated, the investment banking company would be entitled to the following:

•	The Company will pay or cause to be paid to the investment banking company a success fee equal to $10,000,000.

•

In the event that a possible private placement offering is consummated, the Company will pay or cause to be paid a success fee equal to 3.5% of the total amount of cash and the fair market value of the other property paid to the Company, any of their security holders or any of their directors or executive officers in connection with the private placement offering. A credit of 50% of the fee payable to the third party investment banking company for a private placement offering shall reduce the success fee payable above.

The investment banking company shall be entitled to a portion of such success fees as noted above, as determined by the Company, provided, however that in no event shall the investment banking company’s portion of such success fees be less than 50% of the total success fees.

The Company also agrees to reimburse the investment banking company for all reasonable out-of-pocket expenses, not to exceed $525,000, regardless of the consummation of a business combination. As of March 31, 2023 the Company has accrued unbilled reimbursable costs of $126,630.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

We are required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act and to comply with the internal control requirements of the Sarbanes-Oxley Act beginning with the fiscal year ended December 31, 2022. We are not currently required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Under the supervision and with the participation of our internal control specialist and our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial, accounting officer and our internal auditor have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due solely to the material weaknesses in our internal control over financial reporting related to the unrecorded liability totaling $103,359 from the New York Stock Exchange for the annual listing fee for the period ended December 31, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter of 2023 covered `by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 9, 2023, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $291,482 are currently available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team, are sufficient to allow us to operate for at least the 18 months (or 21 months, as applicable) following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

As of March 31, 2023 and December 31, 2022, we had cash outside the Trust Account of $291,482 and $587,546 available for working capital needs, respectively. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Our plans to raise capital and to consummate our initial Business Combination may not be successful. After entering into a non-binding letter of intent, the Company has until July 18, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern through July 13, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date.

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

Dated: May 11, 2023	TRISTAR ACQUISITION I CORP.
	By:	/s/ William M. Mounger II
	Name:	William M. Mounger II
	Title:	Chief Executive Officer and Chairman of the Board

31