Form 10-Q
period 2023-06-30
Tristar Acquisition I Corp.
filed 2023-08-14
CIK 1852736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 001-40905

TRISTAR ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1587643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Burlington Woods Drive, Suite 100

Burlington, MA

(Address of principal executive offices)

01803

(Zip Code)

(601) 321-1950

(Registrant’s telephone number, including area code)

2870 Peachtree Road, NW Suite 509

Atlanta, Georgia 30305

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	TRIS.U	The New York Stock Exchange

Class A Ordinary Shares, par value $0.0001 per share	TRIS	The New York Stock Exchange

Warrants, each exercisable for one Class A Ordinary Share for $11.50 per share	TRIS.WS	The New York Stock Exchange

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

As of August 14, 2023, there were 10,608,802 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TRISTAR ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE  30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRISTAR ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$13,751	$587,546
Prepaid expenses	148,177	258,535
Total current assets	161,928	846,081

Investments held in Trust Account	241,463,580	235,933,496

TOTAL ASSETS	$241,625,508	$236,779,577

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$34,975	$99,514
Accrued expenses	189,676	198,580
Total current liabilities	224,651	298,094

LONGTERM LIABILITIES:
Derivative warrant liabilities	565,350	565,350
Deferred underwriting fee payable	-	10,350,000
Total long term liabilities	565,350	10,915,350

Total liabilities	790,001	11,213,444

Commitments and contingencies	-
Class A ordinary shares subject to possible redemption, 23,000,000 at $10.50 and $10.26 redemption value as of June 30, 2023 and December 31, 2022, respectively	241,461,089	235,931,005
Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	9,868,725	-
Accumulated deficit	(10,494,882)	(10,365,447)
Total shareholders' deficit	(625,582)	(10,364,872)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$241,625,508	$236,779,577

 See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

General and administrative expenses	$(329,856)	$(191,634)	$(817,699)	$(449,371)
Loss from operations	(329,856)	(191,634)	(817,699)	(449,371)

Other income
Interest income	688	-	2,473	-
Interest income - investments held in trust	2,939,754	153,796	5,530,083	159,650
Change in fair value of warrant liability	1,319,150	5,276,600	-	7,423,000
Forgiveness of deferred underwriting fee payable	481,275	-	481,275	-
Forgiveness of service administrative fee	204,516	-	204,516	-
Total other income	4,945,383	5,430,396	6,218,347	7,582,650

Net income	$4,615,527	$5,238,762	$5,400,648	$7,133,279

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	23,000,000	23,000,000	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.16	$0.18	$0.19	$0.25
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.16	$0.18	$0.19	$0.25

  See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES SHAREHOLDERS' DEFICIT (UNAUDITED)
For the three and six months ended June 30, 2023 and 2022

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	-	$-	5,750,000	$575	$-	$(10,365,447)	$(10,364,872)
Remeasurement of Class A ordinary shares to redemption amount
amount as of March 31, 2023	-	-	-	-	-	(2,590,329)	(2,590,329)
Net income	-	-	-	-	-	785,121	785,121
Balance - March 31, 2023	-	-	5,750,000	575	-	(12,170,655)	(12,170,080)
Remeasurement of Class A ordinary shares to redemption amount
amount as of June 30, 2023	-	-	-	-	-	(2,939,754)	(2,939,754)
Forgiveness of deferred underwriting fee payable	-	-	-	-	9,868,725	-	9,868,725
Net income	-	-	-	-	-	4,615,527	4,615,527
Balance - June 30, 2023	-	$-	5,750,000	$575	$9,868,725	$(10,494,882)	$(625,582)

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	-	$-	5,750,000	$575	$-	$(18,492,975)	$(18,492,400)
Net income	-	-	-	-	-	1,894,517	1,894,517
Balance March 31, 2022	-	-	5,750,000	575	-	(16,598,458)	(16,597,883)
Remeasurement of Class A ordinary shares to redemption
amount as of June 30, 2022	-	-	-	-	-	(159,286)	(159,286)
Net income	-	-	-	-	-	5,238,762	5,238,762
Balance June 30, 2022	-	$-	5,750,000	$575	$-	$(11,518,982)	$(11,518,407)

  See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2023 and 2022

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,400,648	$7,133,279
Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative warrant liabilities	-	(7,423,000)
Interest income earned on investments held in Trust Account	(5,530,083)	(159,286)
Forgiveness of deferred underwriting fee payable	(481,275)	-
Changes in operating assets and liabilities:
Prepaid expenses	110,358	128,578
Accounts payable	(64,539)	(107,018)
Accrued expenses	(8,904)	(43,359)

Net cash used in operating activities	(573,795)	(470,806)

NET DECREASE IN CASH	(573,795)	(470,806)

CASH BEGINNING OF PERIOD	587,546	1,231,992

CASH END OF PERIOD	$13,751	$761,186

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Forgiveness of deferred underwriting fee payable allocated to additional paid in capital	$9,868,725	$-

Remeasurement of Class A ordinary shares to redemption amount	$2,939,754	$159,286

  See accompanying notes to unaudited condensed financial statements.

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

As of June 30, 2023 and December 31, 2022, the Company had not yet commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (“IPO” or “Initial Public Offering”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.

The Company’s prior sponsor was Tristar Holdings I LLC, a Delaware limited liability company (the “Prior Sponsor”). On July 18, 2023, upon the consummation of the Sponsor Handover (as defined below), Navy Sail International Limited, a British Virgin Islands company (the “Sponsor”), became the new sponsor of the Company.

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

Simultaneously with the closing of the Initial Public Offering and the over-allotment option, the Company consummated the sale of 7,345,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Prior Sponsor, generating gross proceeds of $7,345,000, which is described in Note 4.

Transaction costs amounted to $25,995,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares (as defined in Note 5) attributable to the anchor investors (see Note 5), and $1,003,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. The Company’s remaining cash after payment of the offering costs is held outside of the Company’s trust account (“Trust Account”) for working capital purposes.

Following the closing of the Initial Public Offering and over-allotment option, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and over-allotment option and the sale of the Private Placement Warrants was placed in the Trust Account and is invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (as amended, the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by October 18, 2024 or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) failure by the Company to complete an initial Business Combination by October 18, 2024, the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares. If the Company does not invest the proceeds as discussed above, the Company may be deemed to be subject to the Investment Company Act of 1940, as amended (the “Investment Company Act”). If the Company is deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which the Company has not allotted fund and may hinder the Company’s ability to complete a Business Combination. If the Company is unable to complete the initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.50 per share as of June 30, 2023), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association as then in effect, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders, Sponsor, anchor investors, and management team have agreed to vote any Founder Shares held by them, and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The initial shareholders, the Sponsor, and our management team (as described in Note 5) have agreed to (i) waive their redemption rights with respect to any Founder Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company's obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination by October 18, 2024 or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination by October 18, 2024. However, if the initial shareholders or the Sponsor acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

The Company will have until October 18, 2023, or up until October 18, 2024 if it utilizes the full Extension(the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining shareholders and board of directors (the “Board”), liquidate and dissolve, subject, in each case, to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

In order to protect the amounts held in the Trust Account, the Prior Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company's indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company's independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On March 1, 2023, the Company entered into a non-binding letter of intent that sets forth preliminary terms and conditions of a potential Business Combination with a privately held company that the Company believe substantially meets our criteria and guidelines with which we have had discussions over an extended period of time. On June 12, 2023, the Company sent a written notice terminating the letter of intent.

Extension

On July 18, 2023, the Company held an extraordinary general meeting of shareholders (the “EGM”). At the EGM, the Company’s shareholders approved, among other things, an amendment to the Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”) to (i) extend the date by which it has to complete a Business Combination  (the “Termination Date”) from July 18, 2023 to October 18, 2023, and without another shareholder vote, to further extend the Termination Date for an additional one (1) month as needed, on a month-to-month basis, up to twelve (12) times, until October 18, 2024 (the “Extension”), and (ii) remove the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the Charter Amendment, shareholders holding 12,391,198 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $130,320,650 (approximately $10.52 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 10,608,802 Public Shares outstanding.

Sponsor Handover

On July 18, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Company’s Prior Sponsor and the Sponsor and its designees (the “Purchaser”), whereby the Prior Sponsor agreed to transfer to the Purchaser 3,046,634 of the Company’s Class B ordinary shares and 4,957,875 Private Placement Warrants purchased at the time of the Company’s IPO. In addition, all other holders of Class B ordinary shares transferred an aggregate of 1,380,866 of their Class B ordinary shares to Chunyi (Charlie) Hao pursuant to share transfer agreements executed by each respective holder on July 18, 2023 (the “Share Transfer Agreements”). The transfer of all Class B ordinary shares is referred to as the “Transfer.” The Transfer, all agreements executed in connection with the Transfer (including the transactions contemplated therein) and the Management Change (as defined below) are referred to as the “Sponsor Handover.” The Sponsor Handover closed on July 18, 2023 (the “Closing”).

In connection with the Sponsor Handover, the Company, its officers and directors, the Sponsor and the Purchaser entered into additional agreements whereby: (a) the Purchaser and its designees signed a joinder agreement (the “Joinder Agreement”) to become a party to the Letter Agreement (the “Letter Agreement”) and the Registration Rights Agreement (“Registration Rights Agreement”), both dated October 13, 2021 and entered into in connection with the IPO, among the Company, the Sponsor and certain equityholders of the Company; and (b) the Letter Agreement was amended by the parties thereto to allow for the Transfer (the “Letter Agreement Amendment”). In addition, at the Closing, the Company’s IPO underwriters waived their respective entitlement to the payment of any deferred underwriting fees to be paid under the terms of Section 2(c) and Section 5(bb) of the Underwriting Agreement dated October 13, 2021 (the “Underwriting Agreement”).

As part of the Sponsor Handover, the Company introduced a change in management (the “Management Change”) and the Board as follows:  (i) effective as of July 18, 2023,  Chunyi (Charlie) Hao replaced William M. Mounger as Chief Executive Officer and director, and Michael H. Liu replaced Timothy Allen Dawson as Chief Financial Officer, and Mr. Liu was also appointed as a director of the Board; (ii) effective as of July 18, 2023, Cathy Martine-Dolecki tendered her resignation as Chief Operating Officer and director and Robert Willis tendered his resignation as director; and (iii) Greg Boyd, David Jones, David Barksdale, Alex Parker and Steven Rogers tendered their resignations as directors, to be effective upon the later of (x) the expiration of all applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder, (y) the Company’s filing of this quarterly report on Form 10-Q for the period ended June 30, 2023, and (z) the appointment of their successors to be designated by the Sponsor (such period of time being referred to herein as the “Waiting Period”). The Company has designated each of Xinyue (Jasmine) Geffner, Stephen Markscheid and Wang Chiu (Tommy) Wong to fill the vacancies left by departing Messrs. Boyd, Jones, Barksdale, Parker and Rogers, and effective upon expiration of the Waiting Period.

In connection with the Closing, on July 18, 2023, the Purchaser caused $375,000 to be deposited into the Trust Account to support the first three months of the Extension from July 18, 2023 to October 18, 2023. The Purchaser has agreed to deposit into the Trust Account an additional $125,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination until the end of the Combination Period.

On July 18, 2023, the Company issued an unsecured promissory note (the “July 2023 Extension Note”) in an amount of $375,000, to Chunyi (Charlie) Hao, for having depositing into the Trust Account $375,000 in order to support the first three months of the Extension from July 18, 2023 to October 18, 2023. The July 2023 Extension Note does not bear interest and will be due and payable by the Maker on the earlier (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023 and December 31, 2022, the Company had cash outside the Trust Account of $13,751 and $587,546 available for working capital needs respectively. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2023 and December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 18, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and a further extension is not approved by the Company’s shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur within the Combination Period and a further extension is not approved by the Company’s shareholders, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 18, 2024.

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2023 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s Annual Report on  Form 10-K for the year ended December 31, 2022. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in Trust Account were held in money market funds, which invest in U.S. Treasury securities.

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

As of June 30, 2023 and December 31, 2022, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $25,995,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares attributable to the anchor investors (see Note 5), and $1,003,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. Of the $25,995,754 in offering costs, $24,414,399 were charged to shareholders’ deficit, and $1,581,355 were expensed immediately.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Share-based Compensation

The Company adopted ASC Topic 718, Compensation—Stock Compensation, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”), in accordance with ASC 815-40, “Derivatives and Hedging -- Contracts in Entity’s Own Equity,” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

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

	For the three months ended June 30, 2023	For the three months ended June 30, 2022
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$3,692,422	$4,191,010
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	23,000,000	23,000,000
Basic and diluted net income per share, Redeemable Class A ordinary share	$0.16	$0.18
Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income allocable to Class B ordinary shares not subject to redemption	$923,105	$1,047,752
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share	$0.16	$0.18

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$4,320,518	$5,706,623
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	23,000,000	23,000,000
Basic and diluted net income per share, Redeemable Class A ordinary share	$0.19	$0.25
Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income allocable to Class B ordinary shares not subject to redemption	$1,080,130	$1,426,656
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share	$0.19	$0.25

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Prior Sponsor purchased an aggregate of 6,775,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,775,000 in the aggregate). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. On November 3, 2021, pursuant to the underwriters exercising the additional Units (see Note 4), the Prior Sponsor purchased an additional 570,000 Private Placement Warrants at a price of $1.00.

On July 18, 2023, in connection with the Sponsor Handover, the Prior Sponsor transferred 4,957,875 Private Placement Warrants to a designee of the New Sponsor, pursuant to the Share Purchase Agreement.

Note 5—Related Party Transactions

Founder Shares

On March 15, 2021, the Prior Sponsor subscribed to purchase 7,187,500 Class B ordinary shares of the Company, par value $0.0001 per share (the “Founder Shares”), and fully paid for those shares on March 19, 2021. In August 2021, the Prior Sponsor forfeited 1,437,500 Founder Shares, resulting in a decrease in the total number of Founder Shares from 7,187,500 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share forfeiture.

In March 2021, the Prior Sponsor transferred 50,000 Founder Shares (25,000 shares each) to the then-chief financial officer and then-chief operating officer at their original purchase price. In November 2021, the Prior Sponsor transferred a total of 150,000 Founder Shares to six director nominees (25,000 shares to each director nominee) for no consideration. The Company estimated the fair value of the Founder Shares attributable to the director nominees to be $1,116,000 or $7.44 per share. The transfer of Founder Shares is in the scope of FASB ASC Topic 718 “Compensation Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned. Shares granted to the directors, chief financial officer and chief operating officer are forfeited if their status as director or officer is terminated for any reason prior to the date of the initial Business Combination, and as such, there has been no stock-based compensation expense recognized in the accompanying financial statements.

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

Each anchor investor has entered into separate investment agreements with the Company and the Prior Sponsor pursuant to which each anchor investor agreed to purchase a specified number of Founder Shares. One anchor investor purchased 333,333 Founder Shares at a purchase price of $3 per share. In addition, the Prior Sponsor sold to the other ten anchor investors an aggregate of 1,585,000 of Founder Shares at a purchase price of $0.01 per share. Pursuant to the investment agreements, the anchor investors have agreed to (a) vote any Founder Shares held by them in favor of the Business Combination and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by the Prior Sponsor.

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

Administrative Support Agreement

In connection with the IPO, the Company entered into an agreement with the Prior Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of June 30, 2023 and December 31, 2022 the Company owed the Prior Sponsor $204,516 and $144,516 respectively, and is included in accrued expenses on the balance sheets; However, on June 30, 2023, in connection with the Sponsor Handover, the agreement with the Prior Sponsor was terminated and the outstanding amount was cancelled. The Company classified this gain on extinguishment in other income in the statements of operations.

Related Party Loans

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

On June 12, 2023, we issued an unsecured promissory note to the Prior Sponsor, whereby the Prior Sponsor agreed to loan up to $250,000 to us for working capital needs (the “Prior Sponsor Working Capital Loan”).

The Prior Sponsor has the option to convert all or any portion of the Prior Sponsor Working Capital Loan into Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Prior Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Prior Sponsor Working Capital Loan is due demand by the Prior Sponsor. Drawdowns may be requested until December 31, 2023. As of June 30, 2023, we had not had any drawdowns  under the Prior Sponsor Working Capital Loan. Subsequent to June 30, 2023, the Company has made drawdowns totaling $158,968.

Note 6—Commitments and Contingencies

Registration Rights Agreement

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

Underwriting Agreement

The Company paid an underwriting discount of $0.20 per Public Unit Offering price to the underwriters at the closing of the IPO and over-allotment option. The underwriting discount was paid in cash. In addition, the Company agreed to pay deferred underwriting commissions of $0.45 per Public Unit, or $10,350,000 in the aggregate. The deferred underwriting commission would become payable to the underwriters from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, including the performance of services specified therein.

On June 23, 2023, the underwriters agreed to waive there entitlement to the deferred underwriting commission of $10,350,000 to which it became entitled upon completion of the Company’s IPO. As a result, the Company derecognized the entire deferred underwriting fee payable of $10,350,000 and recorded $9,868,725 of the forgiveness of the deferred underwriting fee allocated to Public Shares to additional paid-in capital and the remaining balance of $481,275 was a gain from extinguishment of liability allocated to warrant liabilities.

Forward Purchase Agreements

On June 21, 2021 and July 26, 2021, respectively, the Company entered into forward purchase agreements pursuant to which one anchor investor and one institutional accredited investor that are not affiliated with the Prior Sponsor or any member of the Company’s management, have subscribed to purchase from the Company an aggregate of 4,500,000 Class A ordinary shares at a price of $10.00 per share as described in the forward purchase agreements, each in a private placement that will close immediately prior to the closing of our initial Business Combination. The terms of the forward purchase shares will generally be identical to the Class A ordinary shares included in the Units being sold in this offering, except that they will have registration rights and rights of first refusal with respect to any Business Combination financing, as described in the forward purchase agreements. One of the forward purchase investors may elect, in its sole discretion, to purchase convertible debt securities or non-convertible debt instruments in lieu of the forward purchase shares, or a combination thereof, for an aggregate purchase price of up to $25,000,000.

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

The Company also agrees to reimburse the investment banking company for all reasonable out-of-pocket expenses, not to exceed $525,000, regardless of the consummation of a Business Combination. As of June 30, 2023 the Company has accrued unbilled reimbursable costs of $98,089.

In July 2023, the Company terminated the agreement with the third party investment banking company for the provision of certain investment banking services in connection with a potential Business Combination (which included waiver of all potential fees and rights thereunder by the third party investment banking company, excluding the above unbilled reimbursable costs noted above).

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

The warrants will have an exercise price of $11.50 per share. If (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Board, and in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to  such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of (i) the Market Value and (ii) the Newly Issued Price.

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

Note 8—Shareholders’ Deficit

Class A Ordinary Shares—The Company is authorized to issue 90,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.

Shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders; provided that, prior to the completion of the initial Business Combination, holders of the Class B ordinary shares will have the right to elect all of the Company’s directors and remove members of the Board for any reason. Holders of the Public Shares will not be entitled to vote on the Company’s election of directors during such time. In addition, prior to the completion of the initial Business Combination, holders of a majority of the outstanding Class B ordinary shares may remove a member of the Board for any reason. These provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by no less than two-thirds of the Company’s ordinary shares who attend and vote at the Company’s general meeting which shall include the affirmative vote of a simple majority of the Company’s Class B ordinary shares. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.

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

Preferred Shares —The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Dividends

The Company has not paid any cash dividends on the ordinary shares to date and does not intend to pay cash dividends prior to the completion of the initial Business Combination.

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$241,463,580	$—	$—	$241,463,580
Total	$241,463,580	$—	$—	$241,463,580

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$235,933,496	$—	$—	$235,933,496
Total	$235,933,496	$—	$—	$235,933,496

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$345,000	$—	$—	$345,000
Warrant liability - Private Placement Warrants	—	—	220,350	220,350

Total	$345,000	$—	$220,350	$565,350

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$345,000	$—	$—	$345,000
Warrant liability - Private Placement Warrants	—	—	220,350	220,350

Total	$345,000	$—	$220,350	$565,350

As of June 30, 2023 and December 31, 2022, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Warrants:

	June 30, 2023	December 31, 2022
Stock price	$10.47	$10.11
Exercise price	$11.50	$11.50
Dividend yield	-%	-%
Expected term (in years)	5	5
Volatility	3.2%	2.3%
Risk-free rate	4.13%	3.99%
Fair value	$0.03	$0.03

The following tables provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Private Placement Warrants for the six months ended June 30, 2023
Fair value at January 1, 2023	$220,350
Change in fair value of Private Warrants	-
Fair value at June 30, 2023	$220,350

Private Placement Warrants for the six months ended June 30, 2022
Fair value at January 1, 2022	$3,819,400
Change in fair value of Private Warrants	(2,938,000)
Fair value at June 30, 2022	$881,400

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as noted below.

EGM and Extension

On July 18, 2023, the Company held an EGM, at which the Company’s shareholders approved, among other things, an amendment to the Amended and Restated Memorandum and Articles of Association to (i) extend the date by which it has to complete a Business Combination from July 18, 2023 to October 18, 2023, and without another shareholder vote, to further extend the Termination Date for an additional one (1) month as needed, on a month-to-month basis, up to twelve (12) times, until October 18, 2024, and (ii) remove the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001 in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the Charter Amendment, shareholders holding 12,391,198 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $130,320,650 (approximately $10.52 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 10,608,802 Public Shares outstanding and approximately $111,574,843 remaining in the Trust Account.

On July 18, 2023, the Company and its trustee, Continental Stock Transfer & Trust Company (the “Trustee”), signed an amendment to the investment management trust agreement dated as of October 13, 2021 (the “Trust Agreement”), to reflect the terms of the Extension.

Sponsor Handover

On July 18, 2023, the Company entered into the Securities Purchase Agreement with the Company’s Prior Sponsor and the Purchaser, whereby the Prior Sponsor agreed to transfer to the Purchaser 3,046,634 of the Company’s Class B ordinary shares and 4,957,875 Private Placement Warrants purchased at the time of the Company’s IPO. In addition, all other holders of Class B ordinary shares transferred an aggregate of 1,380,866 of their Class B ordinary shares to Chunyi (Charlie) Hao pursuant to the Share Transfer Agreements executed by each respective holder on July 18, 2023.

In connection with the Sponsor Handover, the Company, its officers and directors, the Sponsor and the Purchaser entered into additional agreements whereby: (a) the Purchaser and its designees signed the Joinder agreement to become a party to the Letter Agreement and the Registration Rights Agreement; and (b) the Letter Agreement was amended by the parties thereto to allow for the Transfer. In addition, at the Closing, the Company’s IPO underwriters waived their respective entitlement to the payment of any deferred underwriting fees to be paid under the terms of Section 2(c) and Section 5(bb) of the Underwriting Agreement.

As part of the Sponsor Handover, the Company introduced a change in management and the Board as follows:  (i) effective as of July 18, 2023,  Chunyi (Charlie) Hao replaced William M. Mounger as Chief Executive Officer and director, and Michael H. Liu replaced Timothy Allen Dawson as Chief Financial Officer, and Mr. Liu was also appointed as a director of the Board; (ii) effective as of July 18, 2023, Cathy Martine-Dolecki tendered her resignation as Chief Operating Officer and director and Robert Willis tendered his resignation as director; and (iii) Greg Boyd, David Jones, David Barksdale, Alex Parker and Steven Rogers tendered their resignations as directors, to be effective upon the later of (x) the expiration of all applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder, (y) the Company’s filing of this quarterly report on Form 10-Q for the period ended June 30, 2023, and (z) the appointment of their successors to be designated by the Sponsor. The Company has designated each of Xinyue (Jasmine) Geffner, Stephen Markscheid and Wang Chiu (Tommy) Wong to fill the vacancies left by departing Messrs. Boyd, Jones, Barksdale, Parker and Rogers, and effective upon expiration of the Waiting Period.

In connection with the Closing, on July 18, 2023, the Purchaser caused $375,000 to be deposited into the Trust Account to support the first three months of the Extension from July 18, 2023 to October 18, 2023. The Purchaser has agreed to deposit into the Trust Account an additional $125,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination until October 18, 2024.

On July 18, 2023, the Company issued an unsecured promissory note in an amount of $375,000, to Chunyi (Charlie) Hao, for having depositing into the Trust Account $375,000 in order to support the first three months of the Extension from July 18, 2023 to October 18, 2023. The July 2023 Extension Note does not bear interest and will be due and payable by the Maker on the earlier (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (“Report”) including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements.”

Overview

We are a blank check company incorporated on March 5, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase or similar business combination with one or more businesses or entities. We have not yet selected any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of the IPO and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

As indicated in the accompanying condensed financial statements, as of June 30, 2023, we had $13,751 of cash, and no deferred offering costs. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Recent Developments

EGM and Extension

On July 18, 2023, the Company held an EGM, at which the Company’s shareholders approved, among other things, an amendment to the Amended and Restated Memorandum and Articles of Association to (i) extend the date by which it has to complete a Business Combination from July 18, 2023 to October 18, 2023, and without another shareholder vote, to further extend the Termination Date for an additional one (1) month as needed, on a month-to-month basis, up to twelve (12) times, until October 18, 2024, and (ii) remove the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001 in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the Charter Amendment, shareholders holding 12,391,198 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result,

$130,320,650 (approximately $10.52 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 10,608,802 Public Shares outstanding.

On July 18, 2023, the Company and its Trustee, signed an amendment to the Trust Agreement, to reflect the terms of the Extension.

Sponsor Handover

On July 18, 2023, the Company entered into the Securities Purchase Agreement with the Company’s Prior Sponsor and the Purchaser, whereby the Prior Sponsor agreed to transfer to the Purchaser 3,046,634 of the Company’s Class B ordinary shares and 4,957,875 Private Placement Warrants purchased at the time of the Company’s IPO. In addition, all other holders of Class B ordinary shares transferred an aggregate of 1,380,866 of their Class B ordinary shares to Chunyi (Charlie) Hao pursuant to the Share Transfer Agreements executed by each respective holder on July 18, 2023.

In connection with the Sponsor Handover, the Company, its officers and directors, the Sponsor and the Purchaser entered into additional agreements whereby: (a) the Purchaser and its designees signed the Joinder agreement to become a party to the Letter Agreement and the Registration Rights Agreement; and (b) the Letter Agreement was amended by the parties thereto to allow for the Transfer. In addition, at the Closing, the Company’s IPO underwriters waived their respective entitlement to the payment of any deferred underwriting fees to be paid under the terms of Section 2(c) and Section 5(bb) of the Underwriting Agreement.

As part of the Sponsor Handover, the Company introduced a change in management and the Board as follows:  (i) effective as of July 18, 2023,  Chunyi (Charlie) Hao replaced William M. Mounger as Chief Executive Officer and director, and Michael H. Liu replaced Timothy Allen Dawson as Chief Financial Officer, and Mr. Liu was also appointed as a director of the Board; (ii) effective as of July 18, 2023, Cathy Martine-Dolecki tendered her resignation as Chief Operating Officer and director and Robert Willis tendered his resignation as director; and (iii) Greg Boyd, David Jones, David Barksdale, Alex Parker and Steven Rogers tendered their resignations as directors, to be effective upon the later of (x) the expiration of all applicable waiting periods under Section 14(f) of the Exchange Act and Rule 14f-1 thereunder, (y) the Company’s filing of this quarterly report on Form 10-Q for the period ended June 30, 2023, and (z) the appointment of their successors to be designated by the Sponsor. The Company has designated each of Xinyue (Jasmine) Geffner, Stephen Markscheid and Wang Chiu (Tommy) Wong to fill the vacancies left by departing Messrs. Boyd, Jones, Barksdale, Parker and Rogers, and effective upon expiration of the Waiting Period.

In connection with the Closing, on July 18, 2023, the Purchaser caused $375,000 to be deposited into the Trust Account to support the first three months of the Extension from July 18, 2023 to October 18, 2023. The Purchaser has agreed to deposit into the Trust Account an additional $125,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination until October 18, 2024.

On July 18, 2023, the Company issued an unsecured $2 in an amount of $375,000, to Chunyi (Charlie) Hao, for having depositing into the Trust Account $375,000 in order to support the first three months of the Extension from July 18, 2023 to October 18, 2023. The July 2023 Extension Note does not bear interest and will be due and payable by the Maker on the earlier (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company.

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

Results of Operations

For the three months ended June 30, 2023, we had a net income of $4,615,527, which consisted of operating costs of $329,856, offset by interest income on cash held in the Trust Account and cash held outside of trust of $2,940,442, change in warrant liability fair value of $1,319,150, forgiveness of deferred underwriting fee payable of $481,275 and forgiveness of service administrative fee $204,516.

For the six months ended June 30, 2023, we had a net income of $5,400,648, which consisted of operating costs of $817,699, offset by interest income on cash held in the Trust Account and cash held outside of trust of $5,532,556, forgiveness of deferred underwriting fee payable of $481,275 and forgiveness of service administrative fee of $204,516.

For the three months ended June 30, 2022, we had a net income of $5,238,762, which consisted of operating costs of $191,634, offset by interest income on cash held in the Trust Account of $153,796 and change in warrant liability fair value of $5,276,600.

For the six months ended June 30, 2022, we had a net income of $7,133,279, which consisted of operating costs of $449,371 offset by  interest income on marketable securities held in the Trust Account of $159,650 and change in warrant liability fair value of $7,423,000,

For the six months ended June 30, 2023, cash used in operating activities was $573,795. Net income of $5,400,648 was affected by interest earned on investment held in the Trust Account of $5,530,083, forgiveness of deferred underwriting payable totaling $481,275 and changes in operating assets and liabilities, which provided $36,915 of cash from operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $470,806. Net income of $7,133,279 was affected by change in derivative warrant liabilities totaling $7,423,000, interest earned on investment held in the Trust Account of $159,286, and changes in operating assets and liabilities, which used $21,799 of cash from operating activities.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

Our liquidity needs have been satisfied through (i) $25,000 paid by the Prior Sponsor to cover certain of our IPO costs in exchange for the issuance of the Founder Shares to the Prior Sponsor, (ii) the receipt of loans to us of $250,000 by our Prior Sponsor under an unsecured promissory note, (iii) and the net proceeds from the consummation of our IPO and the sale of the Private Placement Warrants. The net proceeds from (i) the sale of the Units in the IPO, after deducting estimated non-reimbursed offering expenses of $1,003,989, underwriting commissions of $4,600,000, and (ii) the sale of the Private Placement Warrants for a purchase price of $7,345,000 was $234,041,011. As of June 30, 2023, $241,463,580 is held in the Trust Account, which includes the deferred underwriting commissions described above. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of June 30, 2023, the remaining cash not held in the Trust Account is $13,751.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable, if any) to complete our initial Business Combination. We may withdraw interest income (if any) to pay income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial Business Combination, we have available to us the $13,751 of proceeds held outside the Trust Account, as well as certain funds from loans from the Prior Sponsor, our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

On June 12, 2023, we issued an unsecured promissory note to the Prior Sponsor, whereby the Prior Sponsor agreed to loan up to $250,000 to us for working capital needs. The Prior Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Prior Sponsor Working Capital Loan is due demand by the Prior Sponsor . Drawdowns may be requested until December 31, 2023. As of June 30, 2023, we had not had any drawdowns under the Prior Sponsor Working Capital Loan. Subsequent to June 30, 2023, the Company has made drawdowns totaling $158,968.

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

We have until October 18, 2024 to consummate our initial Business Combination. It is uncertain that we will be able to consummate our initial Business Combination by this time. If we do not consummate our initial Business Combination by such date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of the financial statements if our initial Business Combination is not consummated. The financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Moreover, we may need to obtain additional financing to complete our initial Business Combination because the transaction requires more cash than is available from the proceeds held in the Trust Account, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Forward Purchase Agreement

On June 21, 2021 and July 26, 2021, respectively, the Company entered into forward purchase agreements pursuant to which one anchor investor and one institutional accredited investor that are not affiliated with the Prior Sponsor or any member of the Company’s management, have subscribed to purchase from the Company an aggregate of 4,500,000 Class A ordinary shares at a price of $10.00 per share as described in the forward purchase agreements, each in a private placement that will close immediately prior to the closing.

Working Capital Loan

On June 12, 2023, we issued an unsecured promissory note to the Prior Sponsor, whereby the Prior Sponsor agreed to loan up to $250,000 to us for working capital needs. The Prior Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Prior Sponsor Working Capital Loan is due demand by the Prior Sponsor. Drawdowns may be requested until December 31, 2023. As of June 30, 2023, we had not had any drawdowns under the Prior Sponsor Working Capital Loan. Subsequent to June 30, 2023, the Company has made drawdowns totaling $158,968.

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

Derivative instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants, in accordance with ASC 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity,” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our internal control specialist and our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial, accounting officer and our internal auditor have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due solely to the material weaknesses in our internal control over financial reporting related to the unrecorded liability for the period ended December 31, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) the Registration Statement on Form S-1 initially filed with the SEC on April 2, 2021, as amended, and declared effective on October 13, 2021 (File No. 333-255009) (the “IPO Registration Statement”), (ii) Annual Reports on Form 10-K and Form 10-K/A, as applicable, for the years ended December 31, 2021 and 2022, as filed with the SEC on August 19, 2022 and March 9, 2023, respectively, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, September 30, 2022 and June 30, 2022 as filed with the SEC on May 12, 2023, November 14, 2022 and August 19, 2022, respectively, and (iv) Proxy Statement on Schedule 14A as filed with the SEC on July 7, 2023, as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected.

If our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial Business Combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury Department, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury Department that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial Business Combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial Business Combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of June 30, 2023 relating to the unrecorded liability for the period ended December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential Business Combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Trustee to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies (“SPACs”) that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive approximately $10.50 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with Business Combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In March 2021, the Prior Sponsor paid $25,000, or approximately $0.0035 per share, to cover certain offering costs on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. Also in March 2021, our Sponsor transferred 50,000 of such shares (25,000 shares each) to Timothy Dawson, our then-Chief Financial Officer, and Cathy-Ann Martine-Dolecki, our then-Chief Operating Officer, in each case, at their original purchase price. In August 2021, the Prior Sponsor forfeited 1,437,500 of such Class B ordinary shares in the aggregate for no consideration. In November 2021, the Prior Sponsor transferred 150,000 of such Founder Shares (25,000 shares each) to David Barksdale, Greg Boyd, David Jones, Alex Parker, Steven Rogers, and Robert Willis, each a director of the Company at the time of such transfer, in each case for their par value.

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

In connection with the closing the IPO, the Prior Sponsor sold 333,333 Founder Shares to Cable One, Inc. (NYSE: CABO) (one of the anchor investors) for an aggregate purchase price of $1,000,000. Also in connection with the closing of the IPO, the Prior Sponsor sold Founder Shares to ten other anchor investors (for an aggregate of 1,585,000 Founder Shares to all such other investors) at a purchase price of $0.01 per share.

The Prior Sponsor purchased an aggregate of 7,345,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant $7,345,000 in the aggregate), in a private placement that closed simultaneously with the closing of the IPO. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

On July 18, 2023, the Company entered into a Securities Purchase Agreement with the Company’s Prior Sponsor and the Purchaser, whereby the Prior Sponsor transferred to the Purchaser 3,046,634 of the Company’s Class B ordinary shares and 4,957,875 Private Placement Warrants purchased at the time of the Company’s IPO. In addition, all other holders of Class B ordinary shares transferred an aggregate of 1,380,866 of their Class B ordinary shares to Chunyi (Charlie) Hao pursuant to Share Transfer Agreements executed by each respective holder on July 18, 2023.

Use of Proceeds

For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 29, 2021. There has been no material change in the planned use of proceeds from our IPO and private placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Resolutions adopting the Charter Amendment. (1)
10.1	Securities Purchase Agreement, dated July 18, 2023, among the Company, the Prior Sponsor and Purchaser. (1)
10.2	Form of Share Transfer Agreement, dated July 18, 2023, among Class B Holders and Chunyi (Charlie) Hao. (1)
10.3	Form of Joinder Agreement, dated July 18, 2023. (1)
10.4	Letter Agreement Amendment, dated June 12, 2023, between the Company and its resigning officers and directors. (1)
10.5	Promissory Note Issued by the Company dated July 18, 2023. (1)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1) Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed with the SEC on July 24, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2023	TRISTAR ACQUISITION I CORP.

	By:	/s/ Michael H. Liu
	Name:	Michael H. Liu
	Title:	Chief Financial Officer
(Principal Financial Officer)

