Form 10-Q
period 2023-09-30
Tristar Acquisition I Corp.
filed 2023-11-14
CIK 1852736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

01803

(Zip Code)

+1 (781) 640-4446

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	TRIS.U	The New York Stock Exchange

Class A Ordinary Shares par value $0.0001 per share	TRIS	The New York Stock Exchange

Warrants, each exercisable for one Class A Ordinary Share for $11.50 per share	TRIS.WS	The New York Stock Exchange

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

As of November 14, 2023, there were 10,608,802 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TRISTAR ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRISTAR ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,568,107	$587,546
Prepaid expenses	44,470	258,535
Total current assets	1,612,577	846,081

Investments held in Trust Account	113,450,197	235,933,496

TOTAL ASSETS	$115,062,774	$236,779,577

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$223,066	$99,514
Accrued expenses	280,902	198,580
Total current liabilities	503,968	298,094

LONG TERM LIABILITIES:
Promissory notes - related parties	2,000,000	-
Derivative warrant liabilities	1,319,150	565,350
Deferred underwriting fee payable	-	10,350,000
Total long term liabilities	3,319,150	10,915,350

Total liabilities	3,823,118	11,213,444

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 10,608,802 at $10.69 and 23,000,000 at $10.26 redemption value as of September 30, 2023 and December 31, 2022, respectively	113,447,705	235,931,005

Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	10,122,385	-
Accumulated deficit	(12,331,009)	(10,365,447)
Total shareholders' deficit	(2,208,049)	(10,364,872)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$115,062,774	$236,779,577

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2023 and 2022

	Three Months September 30, 2023	Three Months September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

General and administrative expenses	$(779,622)	$(214,892)	$(1,597,321)	$(664,263)
Loss from operations	(779,622)	(214,892)	(1,597,321)	$(664,263)

Other income (loss):
Interest income	4,080	2,002	6,553	2,366
Interest income - investments held in trust	1,932,278	1,368,643	7,462,361	1,527,929
Change in fair value of derivative warrant liabilities	(753,800)	753,800	(753,800)	8,176,800
Change in fair value of convertible promissory notes - related party	68,214	-	68,214	-
Forgiveness of deferred underwriting fee payable	-	-	481,275	-
Forgiveness of service administrative fee	-	-	204,516	-
Total other income	1,250,772	2,124,445	7,469,119	9,707,095

Net income	$471,150	$1,909,553	$5,871,798	$9,042,832

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	12,811,682	23,000,000	19,603,894	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.03	$0.07	$0.23	$0.31
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.07	$0.23	$0.31

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES SHAREHOLDERS' DEFICIT (UNAUDITED)
For the three and nine months ended September 30, 2023 and 2022

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	-	$-	5,750,000	$575	$-	$(10,365,447)	$(10,364,872)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,590,329)	(2,590,329)
Net income	-	-	-	-	-	785,121	785,121
Balance - March 31, 2023	-	-	5,750,000	575	-	(12,170,655)	(12,170,080)

Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,939,754)	(2,939,754)
Forgiveness of deferred underwriting fee payable	-	-	-	-	9,868,725	-	9,868,725
Net income	-	-	-	-	-	4,615,527	4,615,527
Balance - June 30, 2023	-	-	5,750,000	575	9,868,725	(10,494,882)	(625,582)

Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-		(2,307,277)	(2,307,277)
Prior Sponsor capital contribution	-	-	-	-	162,906	-	162,906
Forgiveness of convertible promissory note - related party	-	-	-	-	90,754	-	90,754
Net income	-	-	-	-	-	471,150	471,150
Balance September 30, 2023	-	$-	5,750,000	$575	$10,122,385	$(12,331,009)	$(2,208,049)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	-	$-	5,750,000	$575	$-	$(18,492,975)	$(18,492,400)
Net income	-	-	-	-	-	1,894,517	1,894,517
Balance - March 31, 2022	-	-	5,750,000	575	-	(16,598,458)	(16,597,883)

Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(159,286)	(159,286)
Net income	-	-	-	-	-	5,238,762	5,238,762
Balance - June 30, 2022	-	-	5,750,000	575	-	(11,518,982)	(11,518,407)

Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,368,643)	(1,368,643)
Net income	-	-	-	-	-	1,909,553	1,909,553
Balance September 30, 2022	-	$-	5,750,000	$575	$-	$(10,978,072)	$(10,977,497)

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2023 and 2022

	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,871,798	$9,042,832
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in derivative warrant liabilities	753,800	(8,176,800)
Change in fair value of convertible promissory notes - related party	(68,214)	-
Interest income earned on investment held in Trust Account	(7,462,361)	(1,527,929)
Forgiveness of deferred underwriting fee payable	(481,275)	-
Changes in operating assets and liabilities:
Prepaid expenses	214,065	222,682
Accounts payable	123,552	(100,764)
Accrued expenses	82,322	(13,359)

Net cash used in operating activities	(966,313)	(553,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash withdrawal from Trust Account	130,320,660	-
Cash deposited into Trust Account	(375,000)	-

Net cash provided by investing activities	129,945,660	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions of Class A ordinary shares	(130,320,660)	-
Proceeds from promissory note - related party	2,000,000	-
Proceeds from Prior Sponsor	321,874	-

Net cash used in financing activities	(127,998,786)	-

NET INCREASE (DECREASE) IN CASH	980,561	(553,338)

CASH BEGINNING OF PERIOD	587,546	1,231,992

CASH END OF PERIOD	$1,568,107	$678,654

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Forgiveness of deferred underwriting fee payable allocated to additional paid in capital	$9,868,725	$-

Remeasurement of Class A ordinary shares to redemption amount	$7,837,360	$1,527,929

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

As of September 30, 2023 and December 31, 2022, the Company had not yet commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (“IPO” or “Initial Public Offering”) described below and since completion of the IPO, searching for a target with which to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31st as its fiscal year end.

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

Following the closing of the Initial Public Offering and over-allotment option, an amount of $232,300,000 from the net proceeds of the sale of the Units in the Initial Public Offering and over-allotment option and the sale of the Private Placement Warrants was placed in the Trust Account and is invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations. On November 9, 2023, the Company instructed Continental Stock Transfer & Trust Company (“Continental”), the trustee with respect to the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and private placement are no longer invested in U.S. government securities or money market funds.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the Trust Account and the sale of the Private Placement Warrants will not be released from the Trust Account until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (as amended, the “Amended and Restated Memorandum and Articles of Association”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by October 18, 2024 or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) failure by the Company to complete an initial Business Combination by October 18, 2024 and the return of the funds held in the Trust Account to the public shareholders as part of the redemption of the Public Shares. If the Company is unable to complete the initial Business Combination, the Company’s public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and the warrants will expire worthless.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.69 per share as of September 30, 2023), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

The initial shareholders, the Prior Sponsor, the Sponsor, our management team and their respective designees and affiliates (as described in Note 5) have agreed to (i) waive their redemption rights with respect to any Founder Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company's obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination by October 18, 2024 or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination by October 18, 2024. However, if such persons acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company will have up until October 18, 2024 if it utilizes the full Extension (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining shareholders and board of directors (the “Board”), liquidate and dissolve, subject, in each case, to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. Notwithstanding such waiver, in the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

On March 1, 2023, the Company entered into a non-binding letter of intent that sets forth preliminary terms and conditions of a potential Business Combination with a privately held company that the Company believed substantially met its criteria and guidelines with which it had discussions over an extended period of time. On June 12, 2023, the Company sent a written notice to the potential target company terminating the letter of intent.

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

In connection with the Charter Amendment, shareholders holding 12,391,198 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $130,320,660 (approximately $10.52 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 10,608,802 Public Shares outstanding.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Sponsor Handover

On July 18, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Company’s Prior Sponsor and the Sponsor and its designees (the “Purchaser”), whereby the Prior Sponsor agreed to transfer to the Purchaser 3,046,634 of the Company’s Class B ordinary shares and 4,961,250 Private Placement Warrants purchased at the time of the Company’s IPO. In addition, all other holders of Class B ordinary shares (together with the Prior Sponsor, the “Sellers”) transferred an aggregate of 1,380,866 of their Class B ordinary shares to Chunyi (Charlie) Hao pursuant to share transfer agreements executed by each respective holder on July 18, 2023 (the “Share Transfer Agreements”). The transfer of all Class B ordinary shares is referred to as the “Transfer.” The Transfer, all agreements executed in connection with the Transfer (including the transactions contemplated therein) and the Management Change (as defined below) are referred to as the “Sponsor Handover.” The Sponsor Handover closed on July 18, 2023 (the “Closing”). After the Sponsor Handover, the Sellers held an aggregate of 1,322,500 Class B ordinary shares, and the Prior Sponsor held 2,383,750 Private Placement Warrants.

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

As part of the Sponsor Handover, the Company introduced a change in management (the “Management Change”) and the Board as follows:  (i) effective as of July 18, 2023,  Chunyi (Charlie) Hao replaced William M. Mounger as Chief Executive Officer and director, and Michael H. Liu replaced Timothy Allen Dawson as Chief Financial Officer, and Mr. Liu was also appointed as a director of the Board; (ii) effective as of July 18, 2023, Cathy Martine-Dolecki tendered her resignation as Chief Operating Officer and director and Robert Willis tendered his resignation as director; and (iii) effective August 14, 2023, Greg Boyd, David Jones, David Barksdale, Alex Parker and Steven Rogers tendered their resignations as directors. The Company has appointed each of Xinyue (Jasmine) Geffner, Stephen Markscheid and Wang Chiu (Tommy) Wong to fill the vacancies left by departing Messrs. Boyd, Jones, Barksdale, Parker and Rogers.

In connection with the Closing, on July 18, 2023, the Purchaser caused $375,000 to be deposited into the Trust Account to support the first three months of the Extension from July 18, 2023 to October 18, 2023. The Purchaser has agreed to deposit into the Trust Account an additional $125,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination until the end of the Combination Period. On October 17, 2023, the Company made the monthly deposit totaling $125,000 to extend the date the Company has to complete a Business Combination until November 18, 2023.

On July 18, 2023, the Company issued an unsecured promissory note (the “July 2023 Extension Note”) in an amount of $375,000, to Chunyi (Charlie) Hao, President and Chairman of the board of directors of the Company, for having depositing into the Trust Account $375,000 in order to support the first three months of the Extension from July 18, 2023 to October 18, 2023. The July 2023 Extension Note does not bear interest and will be due and payable by the Maker on the earlier (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company.

On September 13, 2023, the Company issued unsecured promissory notes (the “September 2023 Notes”) in an aggregate amount of $2,125,000 to the Company’s officers and their affiliates, for the Company’s working capital needs. The September 2023 Notes do not bear interest and mature upon the earlier of (a) the closing of an Business Combination by the Company and (a) the date of the liquidation of the Company.

Change in Officers

Effective September 13, 2023, Chunyi (Charlie) Hao submitted his resignation as Chief Executive Officer. Also effective on September 13, 2023 the board of directors of the Company appointed (a) Chunyi (Charlie) Hao as the President of the Company and as Chairman of the board of directors of the Company, (b) Xiaoma (Sherman) Lu as Chief Executive Officer of the Company and (c) Ri (Richard) Yuan as Chief Investment Officer of the Company.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Liquidity, Capital Resources and Going Concern

As of September 30, 2023 and December 31, 2022, the Company had cash outside the Trust Account of $1,568,107 and $587,546 available for working capital needs respectively. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2023 and December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

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

The impact of current conflicts around the globe, including Russia’s invasion of Ukraine and the Israel-Hamas war, and related sanctions, on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2023 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s Annual Report on  Form 10-K for the year ended December 31, 2022. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the assets held in Trust Account were held in money market funds, which invest in U.S. Treasury securities.

Until November 9, 2023, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury securities as trading securities in accordance with FASB ASC 320 “Investments—Debt and Equity Securities.”

On November 9, 2023, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and private placement are no longer invested in U.S. government securities or money market funds.

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of September 30, 2023 and December 31, 2022 is reconciled on the following table:

Gross proceeds from Initial Public Offering, including sale of the over-allotment option	$230,000,000
Less:
Fair value of Public Warrants at issuance	(10,695,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption, net of reimbursement from underwriters	(24,329,399)
Plus:
Initial accretion on Class A ordinary shares subject to possible redemption amount	37,324,399
Remeasurement on Class A ordinary shares subject to possible redemption amount	3,631,005
Class A ordinary shares subject to possible redemption, December 31, 2022	235,931,005
Less:
Redemption of Class A ordinary shares	(130,320,660)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	7,837,360
Class A ordinary shares subject to possible redemption, September 30, 2023	$113,447,705

As of September 30, 2023 and December 31, 2022, 10,608,802 and 23,000,000, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The carrying amounts reflected in the balance sheet for cash, prepaid expenses, investments held in Trust Account, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

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

Convertible Promissory Note – Prior Sponsor Working Capital Loan

The Company accounts for convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for the Prior Sponsor Working Capital Loan (as defined in Note 5). Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash gains or losses in the statements of operations.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2—Significant Accounting Policies – Continued

	For the three months ended September 30, 2023	For the three months ended September 30, 2022
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$325,198	$1,527,642
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	12,811,682	23,000,000
Basic and diluted net income per share, Redeemable Class A ordinary share	$0.03	$0.07
Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income allocable to Class B ordinary shares not subject to redemption	$145,952	$381,911
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share	$0.03	$0.07

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$4,540,135	$7,234,266
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	19,603,894	23,000,000
Basic and diluted net income per share, Redeemable Class A ordinary share	$0.23	$0.31
Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income allocable to Class B ordinary shares not subject to redemption	$1,331,663	$1,808,566
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share	$0.23	$0.31

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

On July 18, 2023, in connection with the Sponsor Handover, the Prior Sponsor transferred 4,961,250 Private Placement Warrants to a designee of the New Sponsor, pursuant to the Share Purchase Agreement. After the Sponsor Handover, the Sellers held an aggregate of 1,322,500 Class B ordinary shares, and the Prior Sponsor held 2,383,750 Private Placement Warrants.

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

In March 2021, the Prior Sponsor transferred 50,000 Founder Shares (25,000 shares each) to the then-chief financial officer and then-chief operating officer at their original purchase price. In November 2021, the Prior Sponsor transferred a total of 150,000 Founder Shares, or 25,000 shares to each of David Barksdale, Greg Boyd, David Jones, Alex Parker, Steven Rogers, and Robert Willis, each a former director of the Company, in each case for their par value. The Company estimated the fair value of the Founder Shares attributable to the director nominees to be $1,116,000 or $7.44 per share. The transfer of Founder Shares is in the scope of FASB ASC Topic 718 “Compensation Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned. There has been no stock-based compensation expense recognized in the accompanying financial statements.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

On July 18, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Company’s Prior Sponsor and the Sponsor and its designees (the “Purchaser”), whereby the Prior Sponsor agreed to transfer to the Purchaser 3,046,634 of the Company’s Class B ordinary shares. In addition, all other holders of Class B ordinary shares transferred an aggregate of 1,380,866 of their Class B ordinary shares to Chunyi (Charlie) Hao pursuant to share transfer agreements executed by each respective holder on July 18, 2023 (the “Share Transfer Agreements”).

Administrative Support Agreement

In connection with the IPO, the Company entered into an agreement with the Prior Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of June 30, 2023 and December 31, 2022 the Company owed the Prior Sponsor $204,516 and $144,516 respectively, and is included in accrued expenses on the balance sheets; However, on June 30, 2023, in connection with the Sponsor Handover, the agreement with the Prior Sponsor was terminated and the outstanding amount was cancelled. The Company classified the forgiveness of service administrative fee in other income in the statements of operations.

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

The Prior Sponsor has the option to convert all or any portion of the Prior Sponsor Working Capital Loan into Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Prior Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Prior Sponsor Working Capital Loan is due demand by the Prior Sponsor. Drawdowns may be requested until December 31, 2023. During July, 2023 the Company had drawdowns totaling $158,968 under the Prior Sponsor Working Capital Loan. This Prior Sponsor Working Capital Loan was valued using the fair value method as discussed in Note 2. On September 6, 2023, the Prior Sponsor agreed to forgive the Prior Sponsor Working Capital Loan balance due of $158,968. The fair value of the Prior Sponsor Working Capital Loan as of September 6, 2023 was $90,754. The change in fair value of the Prior Sponsor Working Capital Loan totaling $68,214 is included in the condensed statement of operations for the nine months ended September 30, 2023. The Company has accounted for the extinguishment of the fair value of Prior Sponsor Working Capital Loan as additional paid in capital due to the related party relationship in accordance with ASC 470-50-40-2.

On July 18, 2023, the Company issued the unsecured July 2023 Extension Note in an amount of $375,000, to Chunyi (Charlie) Hao, President and Chairman of the board of directors of the Company, for having depositing into the Trust Account $375,000 in order to support the first three months of the Extension from July 18, 2023 to October 18, 2023. The July 2023 Extension Note does not bear interest and will be due and payable by the Maker on the earlier (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company.

On September 13, 2023, the Company issued the unsecured September 2023 Notes in an aggregate amount of $2,125,000 to the Company’s officers and their affiliates, for the Company’s working capital needs. The September 2023 Notes do not bear interest and mature upon the earlier of (a) the closing of an initial Business Combination by the Company and (a) the date of the liquidation of the Company. As of September 30, 2023, the Company has received $1,625,000 of the proceeds from the September 2023 Notes.

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

On September 13, 2023 and September 14, 2023, the Company and one anchor investor and one institutional accredited investor mutually terminated and cancelled the forward purchase agreements described above.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The investment banking company shall be entitled to a portion of such success fees as noted above, as determined by the Company, provided, however that in no event shall the investment banking company’s portion of such success fees be less than 50% of the total success fees.

The Company also agrees to reimburse the investment banking company for all reasonable out-of-pocket expenses, not to exceed $525,000, regardless of the consummation of a Business Combination. As of September 30, 2023 the Company has paid all outstanding reimbursable costs.

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

Note 8—Shareholders’ Deficit

Class A Ordinary Shares—The Company is authorized to issue 90,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued and outstanding, excluding 10,608,802 and 23,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Preferred Shares —The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Dividends

The Company has not paid any cash dividends on the ordinary shares to date and does not intend to pay cash dividends prior to the completion of the initial Business Combination.

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$113,450,197	$—	$—	$113,450,197
Total	$113,450,197	$—	$—	$113,450,197

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$235,933,496	$—	$—	$235,933,496
Total	$235,933,496	$—	$—	$235,933,496

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$805,000	$—	$—	$805,000
Warrant liability - Private Placement Warrants	—	—	514,150	514,150

Total	$805,000	$—	$514,150	$1,319,150

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$345,000	$—	$—	$345,000
Warrant liability - Private Placement Warrants	—	—	220,350	220,350

Total	$345,000	$—	$220,350	$565,350

As of September 30, 2023 and December 31, 2022, the estimated fair value of the Public Warrants was determined by their public trading price and the estimated fair value of the Private Placement Warrants was determined using a probability-adjusted Black-Scholes method to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides the significant inputs to the probability-adjusted Black-Scholes method for the fair value of the Private Warrants:

	September 30, 2023	December 31, 2022
Stock price	$10.69	$10.11
Exercise price	$11.50	$11.50
Dividend yield	- %	- %
Expected term (in years)	5	5
Volatility	3.3%	2.3%
Risk-free rate	4.60%	3.99%
Fair value	$0.07	$0.03

As described in Notes 2 and 5, the Company accounted for the Prior Sponsor Working Capital Loan using the fair value option in accordance with ASC 815. The Company utilized a compound option valuation model to estimate the fair value of the Prior Sponsor Working Capital Loan. Significant inputs to the valuation are as follows at each drawdown:

	July 6, 2023	July 7, 2023	July 13, 2023	July 13, 2023
Conversion price	$1.00	$1.00	$1.00	$1.00
Private warrant price	$0.03	$0.03	$0.03	$0.03
Volatility	3.20%	3.20%	3.20%	3.20%
Term	0.73	0.73	0.72	0.72
Risk-free rate	5.49%	5.47%	5.40%	5.40%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Number of steps	50	50	50	50
Drawdown amount – cash value	$39,585	$19,602	$98,089	$1,692

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

As noted in Note 5, the Prior Sponsor forgave the Prior Sponsor Working Capital Loan on September 6, 2023. Significant inputs to the valuation are as follows at September 6, 2023:

September 6, 2023
Conversion price	$1.00
Private warrant price	$0.07
Volatility	3.30%
Term	0.73
Risk-free rate	5.48%
Dividend yield	0.00%
Number of steps	50
Total drawdowns date of forgiveness – cash value	$158,968

The following tables provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the nine months ended September 30, 2023 and 2022:

	Convertible promissory note – Prior Sponsor Working Capital Loan	Private Placement Warrants	Total
Fair value at January 1, 2023	$-	$220,350	$220,350
Change in fair value of Private Warrants	-	293,800	293,800
Proceeds from drawdown – cash value	158,968	-	158,968
Change in fair value of convertible note	(68,214)	-	(68,214)
Forgiveness of convertible note moved to additional paid in capital	(90,754)	-	(90,754)
Fair value at September 30, 2023	$-	$514,150	$514,150

Private Placement Warrants
Fair value at January 1, 2022	$3,819,400
Change in fair value of Private Warrants	(3,231,800)
Fair value at September 30, 2022	$587,600

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

On November 9, 2023, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and private placement are no longer invested in U.S. government securities or money market funds.

On November 13, 2023, the Company and Continental entered into an amendment to the Investment Management Trust Agreement, dated October 13, 2021, by and between the Company and Continental (“Trust Agreement”), enabling Continental to hold the funds in the Trust Account in an interest-bearing demand deposit account.

On November 13, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) providing for the business combination (the “Helport Business Combination”) between the Company and Helport Limited (“Helport”), an AI technology company registered in the British Virgin Islands with operations based in Singapore. Pursuant to the Business Combination Agreement, each of the Company and Helport will merge with and into newly formed merger subsidiaries of Helport AI Limited, a British Virgin Islands company (“Pubco”) and become wholly-owned subsidiaries of Pubco. The outstanding securities of Helport and the Company will be converted into the right to receive securities of Pubco.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (“Report”) including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

As indicated in the accompanying condensed financial statements, as of September 30, 2023, we had $1,568,107 of cash, and no deferred offering costs. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Recent Developments

On November 9, 2023, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and private placement are no longer invested in U.S. government securities or money market funds.

On November 13, 2023, the Company and Continental entered into an amendment to the Trust Agreement, enabling Continental to hold the funds in the Trust Account in an interest-bearing demand deposit account.

On November 13, 2023, the Company entered into a Business Combination Agreement with Helport, in connection with the Helport Business Combination. Pursuant to the Business Combination Agreement, each of the Company and Helport will merge with and into newly formed merger subsidiaries of Pubco and become wholly-owned subsidiaries of Pubco. The outstanding securities of Helport and the Company will be converted into the right to receive securities of Pubco.

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

Results of Operations

For the three months ended September 30, 2023, we had a net income of $471,150, which consisted of operating costs of $779,622, offset by interest income on cash held in the Trust Account and cash held outside of trust of $1,936,358, change in warrant liability fair value of ($753,800), and change in fair value of convertible promissory note – related party $68,214.

For the nine months ended September 30, 2023, we had a net income of $5,871,798, which consisted of operating costs of $1,597,321, offset by interest income on investments held in the Trust Account and cash held outside of trust of $7,468,914, change in fair value of warrant liability of ($753,800), change in fair value of convertible promissory note – related party of $68,214, forgiveness of deferred underwriting fee payable of $481,275 and forgiveness of service administrative fee of $204,516.

For the three months ended September 30, 2022, we had a net income of $1,909,553, which consisted of operating costs of $214,892, offset by interest income on investments held in the Trust Account and cash held outside of trust of $1,370,645 and change in warrant liability fair value of $753,800.

For the nine months ended September 30, 2022, we had a net income of $9,042,832, which consisted of operating costs of $664,263 offset by interest income on investments held in the Trust Account and cash held outside of the trust of $1,530,295 and change in warrant liability fair value of $8,176,800.

For the nine months ended September 30, 2023, cash used in operating activities was $966,313. Net income of $5,871,798 was affected by change in derivative warrant liabilities of $753,800, change in fair value of convertible promissory note – related party ($68,214), interest earned on investment held in the Trust Account of ($7,462,361), forgiveness of deferred underwriting payable totaling ($481,275) and changes in operating assets and liabilities, which provided $419,939 of cash from operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $553,338. Net income of $9,042,832 was affected by change in derivative warrant liabilities totaling ($8,176,800), interest earned on investment held in the Trust Account of ($1,527,929), and changes in operating assets and liabilities, which provide $108,559 of cash from operating activities.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

   Liquidity, Capital Resources and Going Concern

Our liquidity needs have been satisfied through (i) $25,000 paid by the Prior Sponsor to cover certain of our IPO costs in exchange for the issuance of the Founder Shares to the Prior Sponsor, (ii) the receipt of loans to us of $250,000 by our Prior Sponsor under an unsecured promissory note, (iii)  the net proceeds from the consummation of our IPO and the sale of the Private Placement Warrants and (iv) an aggregate of $2,125,000 in loans from our officers and their affiliates. The net proceeds from (i) the sale of the Units in the IPO, after deducting estimated non-reimbursed offering expenses of $1,003,989, underwriting commissions of $4,600,000, and (ii) the sale of the Private Placement Warrants for a purchase price of $7,345,000 was $234,041,011. Following the Extension, $130,320,660 was removed from the Trust Account to pay the shareholders. As of September 30, 2023, $113,450,197 is held in the Trust Account. The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of September 30, 2023, the remaining cash not held in the Trust Account is $1,568,107.

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

Prior to the completion of our initial Business Combination, we have available to us the $1,568,107 of proceeds held outside the Trust Account, including certain funds from loans from the Prior Sponsor, our Sponsor, its affiliates or members of our management team. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On June 12, 2023, we issued an unsecured promissory note to the Prior Sponsor, whereby the Prior Sponsor agreed to loan up to $250,000 to us for working capital needs. The Prior Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Prior Sponsor Working Capital Loan is due demand by the Prior Sponsor . Drawdowns may be requested until December 31, 2023. In July, 2023, the Company had made drawdowns totaling $158,968. On September 6, 2023, the Prior Sponsor agreed to forgive the Prior Sponsor Working Capital Loan balance due of $158,968.

On July 18, 2023, the Company issued the unsecured July 2023 Extension Note in an amount of $375,000, to Chunyi (Charlie) Hao, for having depositing into the Trust Account $375,000 in order to support the first three months of the Extension from July 18, 2023 to October 18, 2023. The July 2023 Extension Note does not bear interest and will be due and payable by the Maker on the earlier (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company.

On September 13, 2023, the Company issued the unsecured September 2023 Notes in an aggregate amount of $2,125,000 to the Company’s officers and their affiliates, for the Company’s working capital needs. The September 2023 Notes do not bear interest and mature upon the earlier of (a) the closing of an initial Business Combination by the Company and (a) the date of the liquidation of the Company. As of September 30, 2023, the Company has received $1,625,000 of the proceeds from the September 2023 Notes.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

On September 13, 2023 and September 14, 2023, the Company and one anchor investor and one institutional accredited investor mutually terminated and cancelled the forward purchase agreements described above.

Promissory Notes

On July 18, 2023, the Company issued the unsecured July 2023 Extension Note in an amount of $375,000, to Chunyi (Charlie) Hao, for having depositing into the Trust Account $375,000 in order to support the first three months of the Extension from July 18, 2023 to October 18, 2023. The July 2023 Extension Note does not bear interest and will be due and payable by the Maker on the earlier (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company.

On September 13, 2023, the Company issued the September 2023 Notes in an aggregate amount of $2,125,000 to the Company’s officers and their affiliates, for the Company’s working capital needs. The September 2023 Notes do not bear interest and mature upon the earlier of (a) the closing of an initial Business Combination by the Company and (a) the date of the liquidation of the Company. As of September 30, 2023, the Company has received $1,625,000 of the proceeds from the September 2023 Notes.

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

Convertible Promissory Note – Prior Sponsor Working Capital Loan

The Company accounts for the convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for the convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash gains or losses in the statements of operations.

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

Net Income per Ordinary Shares

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

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

 Under the supervision and with the participation of our internal control specialist and our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial, accounting officer and our internal auditor have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due solely to the material weaknesses in our internal control over financial reporting related to the unrecorded liability for the period ended December 31, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) the Registration Statement on Form S-1 initially filed with the SEC on April 2, 2021, as amended, and declared effective on October 13, 2021 (File No. 333-255009) (the “IPO Registration Statement”), (ii) Annual Reports on Form 10-K and Form 10-K/A, as applicable, for the years ended December 31, 2021 and 2022, as filed with the SEC on August 19, 2022 and March 9, 2023, respectively, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, September 30, 2022, June 30, 2022 and June 30, 2023, as filed with the SEC on May 12, 2023, November 14, 2022, August 19, 2022 and August 14, 2023, respectively, and (iv) Proxy Statement on Schedule 14A as filed with the SEC on July 7, 2023, as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on November 9, 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

The funds in the Trust Account had, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, on November 9, 2023, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account, and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the anticipated transfer of the funds in the Trust Account to an interest-bearing demand deposit account could reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

In the event that we are deemed to be an investment company, despite the change in investments in the Trust Account, we may be required to liquidate the Company, and the longer the period before the investment change, the greater the risk of being considered an investment company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 18, 2023, the Company entered into a Securities Purchase Agreement with the Company’s Prior Sponsor and the Purchaser, whereby the Prior Sponsor transferred to the Purchaser 3,046,634 of the Company’s Class B ordinary shares and 4,961,250 Private Placement Warrants purchased at the time of the Company’s IPO. In addition, all other holders of Class B ordinary shares transferred an aggregate of 1,380,866 of their Class B ordinary shares to Chunyi (Charlie) Hao pursuant to Share Transfer Agreements executed by each respective holder on July 18, 2023.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 18, 2023, we held the EGM, at which our shareholders approved, among other things, amendments to our Amended and Restated Memorandum and Articles of Association to: (a) give the Company the right to extend the date by which it has to complete a Business Combination from July 18, 2023 to October 18, 2023, and without another shareholder vote, to further extend the Termination Date for an additional one (1) month as needed, on a month-to-month basis, up to twelve (12) times, until October 18, 2024; (b) remove from the Amended and Restated Memorandum and Articles of Association the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001 in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation. In connection with the Charter Amendment, shareholders holding 12,391,198 Public Shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $130,320,660, or approximately $10.52 per share, to redeeming shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2023	12,391,198	$10.52	—	—

August 1 – August 31, 2023	—	—	—	—

September 1 – September 30, 2023	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 13, 2023, the Company and Continental entered into an amendment to the Trust Agreement, enabling Continental to hold the funds in the Trust Account in an interest-bearing demand deposit account.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Resolutions adopting the Charter Amendment. (1)
10.1	Securities Purchase Agreement, dated July 18, 2023, among the Company, the Prior Sponsor and Purchaser. (1)
10.2	Form of Share Transfer Agreement, dated July 18, 2023, among Class B Holders and Chunyi (Charlie) Hao. (1)
10.3	Form of Joinder Agreement, dated July 18, 2023. (1)
10.4	Letter Agreement Amendment, dated June 12, 2023, between the Company and its resigning officers and directors. (1)
10.5	Promissory Note issued by the Company, dated July 18, 2023. (1)
10.6	Form of Promissory Note Issued by the Company, dated September 13, 2023. (2)
10.7	Amendment to Trust Agreement, dated November 13, 2023.*
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Exhibits 3.1, 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, of the Company’s Current Report on Form 8-K as filed with the SEC on July 24, 2023.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2023	TRISTAR ACQUISITION I CORP.

	By:	/s/ Michael H. Liu
	Name:	Michael H. Liu
	Title:	Chief Financial Officer
(Principal Financial Officer)

