Form 10-Q/A
period 2023-09-30
Tristar Acquisition I Corp.
filed 2024-05-02
CIK 1852736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

As of May 1, 2024, there were 10,608,802 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Tristar Acquisition I Corp. (the “Company,” “we,” “us,” or “our”), for the nine months ended September 30, 2023, as filed with the Securities and Exchange Commission (“SEC”) on November 14, 2023 (the “Original Filing”). As discussed in Note 2 of the notes to the financial statements included in this Amendment, the Company has restated the following related to the Company’s financial statements:

1.

Management determined there was an extinguishment of debt with the Company’s prior sponsor, Tristar Holdings I LLC, (the “Prior Sponsor”), which is a related party, and the extinguishment of debt was incorrectly recorded in the condensed statement of operations instead of as a capital contribution as required by ASC 470-50-40-2.

2.

The Company incorrectly recorded a change in fair value of an unsecured convertible promissory note issued to the Prior Sponsor (the “Prior Sponsor Working Capital Loan”) in the condensed statement of operations. The Company’s management determined that, in accordance with ASC 815-15-25 and 470-50-40-2 the Company should have recorded the change in face value vs. fair value for the Prior Sponsor Working Capital Loan, as a capital contribution since it was issued at a discount and the debt was with a related party. Additionally, management of the Company re-evaluated certain assumptions related to the fair value of the Prior Sponsor Working Capital Loan, at the date of forgiveness, September 6, 2023.

3.

The Company’s management did not appropriately record share-based compensation in connection with the Class B ordinary shares of the Company, par value $0.0001 per share, granted to former directors in accordance with ASC 817, “Compensation – Stock Compensation.”

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited condensed financial statements as of September 30, 2023 (the “Original Financial Statements”) should no longer be relied upon and that it is appropriate to restate the Original Financial Statements. As such, the Company will restate its financial statements in this Amendment for the Company’s unaudited condensed financial statements included in the Original Filing.

The restatement is more fully described in Note 2 of the notes to the financial statements included in this Amendment. In addition, Item 2 - Management Discussion & Analysis and Item 4 – Controls and Procedures have been updated to detail further disclosure of the effects and actions taken by the Company’s management and Audit Committee.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Part II – Item 6.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the above-mentioned revisions:

•	Part I – Item 1. Financial Statements

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I – Item 4. Controls and Procedures.

•	Part II – Item 6 – Exhibits. The Company’s Chief Executive Officer and Chief Financial Officer provided new certifications dated as of the date of the filing of this Form 10-Q/A Amendment No. 1.

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

2

TRISTAR ACQUISITION I CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRISTAR ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
	(restated)
ASSETS

CURRENT ASSETS:
Cash	$1,568,107	$587,546
Prepaid expenses	44,470	258,535
Total current assets	1,612,577	846,081

Investments held in Trust Account	113,450,197	235,933,496

TOTAL ASSETS	$115,062,774	$236,779,577

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$223,066	$99,514
Accrued expenses	280,902	198,580
Total current liabilities	503,968	298,094

LONG TERM LIABILITIES:
Promissory notes - related parties	2,000,000	-
Derivative warrant liabilities	1,319,150	565,350
Deferred underwriting fee payable	-	10,350,000
Total long term liabilities	3,319,150	10,915,350

Total liabilities	3,823,118	11,213,444

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 10,608,802 at $10.69 and 23,000,000 at $10.26 redemption value as of September 30, 2023 and December 31, 2022, respectively	113,447,705	235,931,005

Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	10,430,650	-
Accumulated deficit	(12,639,274)	(10,365,447)
Total shareholders' deficit	(2,208,049)	(10,364,872)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$115,062,774	$236,779,577

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2023 and 2022

	Three Months September 30, 2023 (restated)	Three Months September 30, 2022	Nine Months Ended September 30, 2023 (restated)	Nine Months Ended September 30, 2022
General and administrative expenses	$(815,157)	$(214,892)	$(1,632,856)	$(664,263)
Loss from operations	(815,157)	(214,892)	(1,632,856)	$(664,263)

Other income (loss):
Interest income	4,080	2,002	6,553	2,366
Interest income - investments held in trust	1,932,278	1,368,643	7,462,361	1,527,929
Change in fair value of derivative warrant liabilities	(753,800)	753,800	(753,800)	8,176,800
Forgiveness of deferred underwriting fee payable	-	-	481,275	-
Total other income	1,182,558	2,124,445	7,196,389	9,707,095

Net income	$367,401	$1,909,553	$5,563,533	$9,042,832

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	12,811,682	23,000,000	19,603,894	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.02	$0.07	$0.22	$0.31
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.02	$0.07	$0.22	$0.31

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES SHAREHOLDERS' DEFICIT (UNAUDITED)
For the three and nine months ended September 30, 2023 (restated) and 2022

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	-	$-	5,750,000	$575	$-	$(10,365,447)	$(10,364,872)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,590,329)	(2,590,329)
Net income	-	-	-	-	-	785,121	785,121
Balance - March 31, 2023	-	-	5,750,000	575	-	(12,170,655)	(12,170,080)

Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,939,754)	(2,939,754)
Forgiveness of deferred underwriting fee payable	-	-	-	-	9,868,725	-	9,868,725
Net income	-	-	-	-	-	4,615,527	4,615,527
Balance - June 30, 2023	-	-	5,750,000	575	9,868,725	(10,494,882)	(625,582)

Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-		(2,307,277)	(2,307,277)
Prior Sponsor capital contribution	-	-	-	-	162,906	-	162,906
Share based compensation	-	-	-	-	35,535	-	35,535
Forgiveness of service administrative fee Prior Sponsor	-	-	-	-	204,516	(204,516)	-
Change in fair value of Prior Sponsor Working Capital Loan	-	-	-	-	99,976	-	99,976
Forgiveness of Prior Sponsor Working Capital Loan at fair value	-	-	-	-	58,992	-	58,992
Net income	-	-	-	-	-	367,401	367,401
Balance September 30, 2023 (restated)	-	$-	5,750,000	$575	$10,430,650	$(12,639,274)	$(2,208,049)

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	-	$-	5,750,000	$575	$-	$(18,492,975)	$(18,492,400)
Net income	-	-	-	-	-	1,894,517	1,894,517
Balance - March 31, 2022	-	-	5,750,000	575	-	(16,598,458)	(16,597,883)

Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(159,286)	(159,286)
Net income	-	-	-	-	-	5,238,762	5,238,762
Balance - June 30, 2022	-	-	5,750,000	575	-	(11,518,982)	(11,518,407)

Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,368,643)	(1,368,643)
Net income	-	-	-	-	-	1,909,553	1,909,553
Balance September 30, 2022	-	$-	5,750,000	$575	$-	$(10,978,072)	$(10,977,497)

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2023 (restated) and 2022

	September 30, 2023	September 30, 2022
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,563,533	$9,042,832
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in derivative warrant liabilities	753,800	(8,176,800)
Interest income earned on investment held in Trust Account	(7,462,361)	(1,527,929)
Former Sponsor service administrative fee	60,000	-
Share based compensation	35,535	-
Forgiveness of deferred underwriting fee payable	(481,275)	-
Changes in operating assets and liabilities:
Prepaid expenses	214,065	222,682
Accounts payable	123,552	(100,764)
Accrued expenses	226,838	(13,359)

Net cash used in operating activities	(966,313)	(553,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash withdrawal from Trust Account	130,320,660	-
Cash deposited into Trust Account	(375,000)	-

Net cash provided by investing activities	129,945,660	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions of Class A ordinary shares	(130,320,660)	-
Proceeds from promissory note - related party	2,000,000	-
Proceeds from Prior Sponsor	321,874	-

Net cash used in financing activities	(127,998,786)	-

NET INCREASE (DECREASE) IN CASH	980,561	(553,338)

CASH BEGINNING OF PERIOD	587,546	1,231,992

CASH END OF PERIOD	$1,568,107	$678,654

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Forgiveness of Prior Sponsor Working Capital Loan at fair value	$58,992	$-

Initial fair value adjustment Prior Sponsor Working Capital Loan	$99,976	$-

Forgiveness of administrative support fees	$204,516	$-

Forgiveness of deferred underwriting fee payable allocated to additional paid in capital	$9,868,725	$-

Remeasurement of Class A ordinary shares to redemption amount	$7,837,360	$1,527,929

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on October 13, 2021. On October 18, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating total gross proceeds of $200,000,000, which is described in Note 4. On November 3, 2021, the underwriters exercised the over-allotment option (“over-allotment option”) and purchased an additional 3,000,000 Units, generating gross proceeds of $30 million, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering and the over-allotment option, the Company consummated the sale of 7,345,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Prior Sponsor, generating gross proceeds of $7,345,000, which is described in Note 5.

Transaction costs amounted to $25,995,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares (as defined in Note 6) attributable to the anchor investors (see Note 6), and $1,003,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. The Company’s remaining cash after payment of the offering costs is held outside of the Company’s trust account (“Trust Account”) for working capital purposes.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

The initial shareholders, the Prior Sponsor, the Sponsor, our management team and their respective designees and affiliates (as described in Note 6) have agreed to (i) waive their redemption rights with respect to any Founder Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company's obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination by October 18, 2024 or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination by October 18, 2024. However, if such persons acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period (as defined below).

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. Notwithstanding such waiver, in the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

Note 2—Restatement of Previously Issued Financial Statements

In connection with the preparation of the financial statements of the Company as of and for the year ended

December 31, 2023, the Company determined that there were errors related to the following as of and for the three and nine month periods ended September 30, 2023:

1.

There was an extinguishment of debt with the Prior Sponsor which occurred on June 30, 2023, who is a related party, and the Company incorrectly recorded the extinguishment of debt in the condensed statement of operations instead of as a capital contribution as required by ASC 470-50-40-2. The Company has adjusted the Prior Sponsor’s forgiveness of the service administrative fee (see Note 6) totaling $204,516, from other income in the condensed statement of operations to additional paid in capital in the condensed statement of shareholders’ deficit as of September 30, 2023. The Company has also restated Note 6 in the amended and restated financial statements.

2.

The Company incorrectly recorded a change in fair value of the Prior Sponsor Working Capital Loan in the condensed statement of operations as previously reported for the period ended September 30, 2023. The Company in accordance with ASC 815-15-25 and 470-50-40-2 should have recorded the change in face value vs. fair value for the Prior Sponsor Working Capital Loan (see Note 6), as a capital contribution since it was issued at a discount and the debt was with a related party. Additionally, management of the Company re-evaluated certain assumptions related to the fair value of the Prior Sponsor Working Capital Loan, at the date of forgiveness, September 6, 2023. The assumptions that changed were related to the probability of a successful Business Combination and the timing of when a successful Business Combination would be complete. The assumption that was changed related to the probability of a successful Business Combination at September 6, 2023 was because management of the Company was only in preliminary discussions with potential target companies to consummate a Business Combination, therefore the probability of the consummation of a Business Combination was less than probable and the probability was lowered from the initial assumption. Additionally, because of the preliminary stages the Company was in regarding a potential Business Combination at September 6, 2023, management of the Company changed the assumption of when the consummation of a Business Combination would be complete to the third quarter of 2024 instead of the original assumption of the second quarter of 2024. The adjustments resulted in a decrease in net income in the condensed statement operations for the three and nine month periods ended September 30, 2023 and increase in additional paid-in capital totaling $68,214 as of September 30, 2023. The Company has also restated the disclosures in Notes 3, 6 and 10 in the amended and restated financial statements.

3.

The Company did not assess the Founder Shares granted to former directors correctly in accordance with ASC 817, “Compensation – Stock Compensation” as of July 18, 2023. The error resulted in the Company failing to record a shared based compensation expense totaling $35,535. The adjustment to correct the error resulted in a decrease in net income for the three and nine month periods ended September 30, 2023 and increase in additional paid-in capital as of September 30, 2023 compared to the Original Filing of the 10-Q. Notes 6 and 11 of the condensed financial statements were also restated in these financial statements.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

Balance sheet as of September 30, 2023

	As previously reported	Adjustments	As restated
Additional paid-in capital	$10,122,385	$308,265	$10,430,650
Accumulated deficit	$(12,331,009)	$(308,265)	(12,639,274)

Statement of Operations for the three months ended September 30, 2023

	As previously reported	Adjustments	As restated
General and administrative expenses and loss from operations	$(779,622)	$(35,535)	$(815,157)
Total other income	$1,250,772	$(68,214)	$1,182,558
Total net income	$471,150	$(103,749)	$367,401
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.03	$(0.01)	$0.02
Basic and diluted net income per share, Class B ordinary shares	$0.03	$(0.01)	$0.02

Statement of Operations for the nine months ended September 30, 2023

	As previously reported	Adjustments	As restated
General and administrative expenses and loss from operations	$(1,597,321)	$(35,535)	$(1,632,856)
Total other income	$7,469,119	$(272,730)	$7,196,389
Total net income	$5,871,798	$(308,265)	$5,563,533
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.23	$(0.01)	$0.22
Basic and diluted net income per share, Class B ordinary shares	$0.23	$(0.01)	$0.22

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

Convertible Promissory Note – Prior Sponsor Working Capital Loan

The Company accounts for the convertible promissory notes under ASC 815. The Company has made the election under ASC 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the statements of operations.

The Company accounts for any extinguishment of the fair value of convertible notes in accordance with ASC 470-50-40-2. Under ASC 470-50-40-2 the fair value extinguishment of convertible notes from related parties are recognized as additional paid in capital.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

Note 3—Significant Accounting Policies – Continued

	For the three months ended September 30, 2023	For the three months ended September 30, 2022
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$253,588	$1,527,642
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	12,811,682	23,000,000
Basic and diluted net income per share, Redeemable Class A ordinary share	$0.02	$0.07
Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income allocable to Class B ordinary shares not subject to redemption	$113,813	$381,911
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share	$0.02	$0.07

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Net income allocable to Class A ordinary shares subject to possible redemption	$4,301,781	$7,234,266
Denominator: Redeemable Class A ordinary shares,
Basic and diluted weighted average shares outstanding	19,603,894	23,000,000
Basic and diluted net income per share, Redeemable Class A ordinary share	$0.22	$0.31
Non-redeemable ordinary shares
Numerator: Net income allocable to Class B ordinary shares not subject to redemption
Net income allocable to Class B ordinary shares not subject to redemption	$1,261,752	$1,808,566
Denominator: Weighted Average non-redeemable Class B ordinary shares
Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share	$0.22	$0.31

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

Note 4—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8). The Company granted the underwriters an option, exercisable for 45 days from the date of the prospectus, October 13, 2021, to purchase up to 3,000,000 additional Units. The underwriters exercised the over-allotment option on November 3, 2021 by purchasing 3,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

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

Note 6—Related Party Transactions

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

In March 2021, the Prior Sponsor transferred 50,000 Founder Shares (25,000 shares each) to the former Chief Financial Officer and former Chief Operating Officer at their original purchase price. On July 18, 2023, as part of the Sponsor Handover, the former Chief Financial Officer and former Chief Operating Officer transferred 38,500 Founder Shares (19,250 each) to Chunyi (Charlie) Hao, President and Chairman of the Board of Directors and retained 11,500 Founder Shares (5,750 each).

In November 2021, the Prior Sponsor transferred a total of 150,000 Founder Shares or 25,000 shares to each of David Barksdale, Greg Boyd, David Jones, Alex Parker, Steven Rogers, and Robert Willis, each a former director of the Company (“former directors”), in each case for their par value. The Company estimated the fair value of the Founder Shares attributable to the such individuals to be $1,116,000 or $7.44 per share.

On July 18, 2023, as part of the Sponsor Handover each of the former directors transferred 19,250 of Founder Shares to Chunyi (Charlie) Hao, President and Chairman of the Board of Directors, for a total of 115,500 Founder Shares and the former directors retained 5,750 Founder Shares each for a total of 34,500 Founder Shares. The 115,500 Founder Shares transferred to Chunyi (Charlie) Hao, President and Chairman of the Board of Directors, requires him to be a director at the time of the consummation of a Business Combination or the 115,500 Founder Shares will be transferred back to the former directors. Under ASC 718, the 115,500 Founder Shares transferred to Chunyi (Charlie) Hao, President and Chairman of the Board of Directors, has a performance condition that is not probable of occurring at the date he received the 115,500 Founder Shares, therefore no share based compensation has been recorded for the 115,500 Founder Shares as of September 30, 2023.

Effective July 18, 2023, the Prior Sponsor amended the Founder Share Purchase Agreement with the former directors to remove the performance condition clause which required the former directors to be a director of the Company until the consummation of a Business Combination or would forfeit their Founder Shares back to the Prior Sponsor.

The Founder Shares transferred to the former Chief Financial Officer, former Chief Operating Officer, and former directors is in the scope of ASC 718 (see Note 11).

On July 18, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Company’s Prior Sponsor and the Sponsor and its designees (the “Purchaser”), whereby the Prior Sponsor agreed to transfer to the Purchaser 3,046,634 of the Company’s Founder Shares. In addition, all other holders, excluding the transferred shares noted above by the former directors (115,500 transferred Founder Shares), former chief financial officer (19,250 transferred Founder Shares)  and former chief operating officer (19,250 transferred Founder Shares), of Class B ordinary shares transferred an aggregate of 1,226,866 of their Class B ordinary shares to Chunyi (Charlie) Hao, President and Chairman of the Board of Directors, pursuant to share transfer agreements executed by each respective holder on July 18, 2023 (the “Share Transfer Agreements”).

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

The Prior Sponsor, the Company Sponsor, Prior Officers, Prior Directors, Anchor Investors (as defined below), the Management, and their respective designees and affiliates, have agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, or sold until the earlier of (i) one year after the completion of a Business Combination or (ii) subsequent to an initial Business Combination, (x) if the closing price of Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Ordinary Shares for cash, securities or other property.

A total of eleven anchor investors (the “Anchor Investors”) each purchased an allocation of Units as determined by the underwriters, in the Initial Public Offering at the offering price of $10.00 per unit. Pursuant to such Units, the Anchor Investors have not been granted any shareholder or other rights in addition to those afforded to the Company’s other Public Shareholders. Further, the Anchor Investors are not required to (i) hold any Units, Class A Ordinary Shares or Warrants they may purchase in the Initial Public Offering or thereafter for any amount of time, (ii) vote any Class A Ordinary Shares they may own at the applicable time in favor of the Business Combination or (iii) refrain from exercising their right to redeem their Public Shares at the time of the Business Combination. The Anchor Investors have the same rights to the funds held in the Trust Account with respect to the Public Shares underlying the Units purchased in the Initial Public Offering as the rights afforded to the Company’s other Public Shareholders.

Each Anchor Investor has entered into separate investment agreements with the Company and the Prior Sponsor pursuant to which each Anchor Investor agreed to purchase a specified number of Founder Shares. One Anchor Investor purchased 333,333 Founder Shares at a purchase price of $3 per share. In addition, the Prior Sponsor sold to the other ten Anchor Investors an aggregate of 1,585,000 Founder Shares at a purchase price of $0.01 per share. Pursuant to the investment agreements, the Anchor Investors have agreed to (a) vote any Founder Shares held by them in favor of the Business Combination and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by the Prior Sponsor.

The Company estimated the fair value of the Founder Shares attributable to the Anchor Investors to be $13,562,614 or $7.07 per share. The excess of the fair value of the Founder Shares sold over the purchase price of $1,015,850 was determined to be an offering cost in accordance with SEC SAB 5A. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed immediately in the Company’s statement of operations. Offering costs allocated to the Public Shares were charged to the shareholders’ deficit upon the completion of the Initial Public Offering.

Administrative Support Agreement

In connection with the IPO, the Company entered into an agreement with the Prior Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company will cease paying these monthly fees. As of June 30, 2023 and December 31, 2022 the Company owed the Prior Sponsor $204,516 and $144,516 respectively, and is included in accrued expenses on the balance sheets; However, on June 30, 2023, in connection with the Sponsor Handover, the agreement with the Prior Sponsor was terminated and the outstanding amount was cancelled. The Company classified the forgiveness of service administrative fee as additional paid in capital in the accompanying statements of shareholders’ deficit.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

The Prior Sponsor has the option to convert all or any portion of the Prior Sponsor Working Capital Loan into Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Prior Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Prior Sponsor Working Capital Loan is due on demand by the Prior Sponsor. Drawdowns may be requested until December 31, 2023. During July, 2023 the Company had drawdowns totaling $158,968 under the Prior Sponsor Working Capital Loan. This Prior Sponsor Working Capital Loan was valued using the fair value method as discussed in Note 3. On September 6, 2023, the Prior Sponsor agreed to forgive the Prior Sponsor Working Capital Loan balance due of $158,968. The fair value of the Prior Sponsor Working Capital Loan as of September 6, 2023 was $58,992. The change in fair value of the Prior Sponsor Working Capital Loan totaled $99,976. As described in Note 2, since the Prior Sponsor Working Capital Loan was issued at a discount, the Company has accounted for the change in fair value of the Prior Sponsor Working Capital Loan in the amount of $99,976 as additional paid in capital. The Company has accounted for the extinguishment of the fair value of Prior Sponsor Working Capital Loan as additional paid in capital due to the related party relationship in accordance with ASC 470-50-40-2, “Debt”.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

Note 9—Shareholders’ Deficit

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

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

As described in Notes 2 and 5, the Company accounted for the Prior Sponsor Working Capital Loan using the fair value option in accordance with ASC 815. The Company utilized a compound option valuation model to estimate the fair value of the Prior Sponsor Working Capital Loan. Significant inputs to the valuation are as follows at each drawdown:

	July 6, 2023	July 7, 2023	July 13, 2023	July 13, 2023
Conversion price	$1.00	$1.00	$1.00	$1.00
Private warrant price	$0.03	$0.03	$0.03	$0.03
Volatility	3.20%	3.20%	3.20%	3.20%
Term	1.29	1.28	1.27	1.27
Risk-free rate	5.31%	5.28%	5.09%	5.43%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Number of steps	50	50	50	50
Drawdown amount – cash value	$39,585	$19,602	$98,089	$1,692
Fair value	$1,090	$540	$2,717	$47

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Restated)

As noted in Note 6, the Prior Sponsor forgave the Prior Sponsor Working Capital Loan on September 6, 2023. Significant inputs to the valuation are as follows at September 6, 2023:

September 6, 2023
Conversion price	$1.00
Private warrant price	$0.07
Volatility	3.30%
Term	1.12
Risk-free rate	5.39%
Dividend yield	0.00%
Number of steps	50
Total drawdowns date of forgiveness – cash value	$158,968
Fair value	$58,992

The following tables provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the nine months ended September 30, 2023 and 2022:

	Convertible promissory note – Prior Sponsor Working Capital Loan	Private Placement Warrants	Total
Fair value at January 1, 2023	$-	$220,350	$220,350
Change in fair value of Private Warrants	-	293,800	293,800
Proceeds from drawdown – cash value	158,968	-	158,968
Change in fair value of convertible note	(99,976)	-	(99,976)
Forgiveness of convertible note moved to additional paid in capital	(58,992)	-	(58,992)
Fair value at September 30, 2023	$-	$514,150	$514,150

Private Placement Warrants
Fair value at January 1, 2022	$3,819,400
Change in fair value of Private Warrants	(3,231,800)
Fair value at September 30, 2022	$587,600

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

Note 11—Share-Based Compensation

Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned, unless there is a modification in the award.  As described in Note 6, the former Chief Financial Officer and former Chief Operating Officer were transferred 50,000 Founder Shares (25,000 each) from the Prior Sponsor at the original purchase price in March 2021, $0.0035 per share. The Founder shares transferred to the former Chief Financial Officer and former Chief Operating Officer vested on the grant date of the Founder Shares. The Company did not record any share-based compensation related to the 50,000 Founder Shares held by the then-Chief Financial Officer and Chief Operating Officer at the grant date as the amount was deemed de minimis.

The 150,000 Founder Shares transferred from the Prior Sponsor to the former directors had no share-based compensation recorded at the original grant date because the Founder Share Purchase Agreement had a performance condition which required the former directors to continue as directors of the Company through the date a business combination is consummated. The Company determined that the performance condition was not probable of being met in March 2021, when the Founder Shares were granted.

On July 18, 2023, as part of the Sponsor Handover each of the former directors transferred 19,250 of Founder Shares to Chunyi (Charlie) Hao, President and Chairman of the Board of Directors, for a total of 115,500 Founder Shares and the former directors retained 5,750 Founder Shares each for a total of 34,500 Founder Shares. The 115,500 Founder Shares transferred to Chunyi (Charlie) Hao, President and Chairman of the Board of Directors, requires him to be a director at the time of the consummation of a Business Combination or the 115,500 Founder Shares will be transferred back to the former directors. Under ASC 718, the 115,500 Founder Shares transferred to Chunyi (Charlie) Hao, President and Chairman of the Board of Directors, has a performance condition that is not probable of occurring at the date he received the 115,500 Founder Shares, therefore no share based compensation has been recorded for the 115,500 Founder Shares as of September 30, 2023.

The former directors retained 34,500 Founder Shares (5,750 Founder shares each) as part of the Sponsor Handover. Effective July 18, 2023, the Prior Sponsor amended the Founder Share Purchase Agreement with the former directors to eliminate the performance condition. Under ASC 718, the amendment to remove the performance condition is considered a modification of the equity-classified award. In accordance with ASC 718, the modification to change the vesting in an equity-classified award from improbable to probable requires the Company to determine the fair value of the modified equity-classified award at the modification date and recognize share-based compensation over the remaining service period, if any. The 34,500 Founder Shares retained by the former directors, effective July 18, 2023 were considered fully vested and the Company recorded a share-based compensation expense in the amount of $35,535 which is included in general and administrative expenses in the statement of operations for the three and nine month periods ended September 30, 2023.

The Company estimated the Founder Shares fair value on July 18, 2023 by using the Finnerty Model with the following inputs:

July 18, 2023
Class A Ordinary Share Price	$10.46
Discount rate using Finnerty Model	1.10%
Volatility	3.20%
Term (in years)	2.3
Fair value	$1.03

The Class A ordinary share price was derived from the public share price of the Class A ordinary share at July 18, 2023. The discount rate was derived using the Finnerty Model. The inputs used for the Finnerty Model included the volatility which was derived from the historical volatility of the Company and the term which was derived from management’s assumption that a business combination would consummate by October 18, 2024 plus one additional year due to the Founder Share Purchase Agreement including a lock-up transfer restriction clause whereby the holders of the Founder Shares cannot transfer any Founder Shares until at least one year after the completion of an initial Business Combination.

Note 12—Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Restated)

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2023 (“Report”) including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements.”

Restatement

                In connection with the preparation of the financial statements of the Company as of and for the year ended December 31, 2023, the Company determined there were errors related to presentation and accounting for i) extinguishment of related party debt with the Prior Sponsor related to the service administrative fee and Prior Sponsor Working Capital Loan and ii) share-based compensation with former directors of the Company. The errors impacted the previously issued financial statements as of and for the quarterly period ending on September 30, 2023.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”. the Company determined that the errors were material to its previously issued financial statements. Therefore, the Company concluded that the previously issued financial statements should be restated.

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

Results of Operations

For the three months ended September 30, 2023, we had a net income of $367,401, which consisted of operating costs of $815,157, offset by interest income on cash held in the Trust Account and cash held outside of trust of $1,936,358 and change in warrant liability fair value of ($753,800).

For the nine months ended September 30, 2023, we had a net income of $5,563,533, which consisted of operating costs of $1,632,856, offset by interest income on investments held in the Trust Account and cash held outside of trust of $7,468,914, change in fair value of warrant liability of ($753,800) and forgiveness of deferred underwriting fee payable of $481,275.

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

For the nine months ended September 30, 2023, cash used in operating activities was $966,313. Net income of $5,563,533 was affected by change in derivative warrant liabilities of $753,800, interest earned on investment held in the Trust Account of ($7,462,361), forgiveness of deferred underwriting payable totaling ($481,275), service administrative fee $60,000, share-based compensation $35,535, and changes in operating assets and liabilities, which provided $564,455 of cash from operating activities.

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

Item 4. Controls and Procedures. (Restated)

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the material weaknesses in our internal control over financial reporting related to the accounting and recording of accrued liabilities in 2021, accounting and recording financial instruments related to convertible debt and share based compensation, and extinguishment of related party liabilities as of September 30, 2023. The material weaknesses, related to the financial instruments and extinguishment of related party liabilities, for the period ended September 30, 2023 resulted in the Company restating its Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2023.

Management is in the process of implementing remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting process. Specifically, we plan to expand and improve our review process for complex financial instruments and related accounting standards, cutoff of accrued liabilities and accounts payable, and accounting of related party transactions. We plan to improve the process by potentially adding additional third-party professionals with whom to consult regarding application of accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Resolutions adopting the Charter Amendment. (1)
10.1	Securities Purchase Agreement, dated July 18, 2023, among the Company, the Prior Sponsor and Purchaser. (1)
10.2	Form of Share Transfer Agreement, dated July 18, 2023, among Class B Holders and Chunyi (Charlie) Hao. (1)
10.3	Form of Joinder Agreement, dated July 18, 2023. (1)
10.4	Letter Agreement Amendment, dated June 12, 2023, between the Company and its resigning officers and directors. (1)
10.5	Promissory Note issued by the Company, dated July 18, 2023. (1)
10.6	Form of Promissory Note Issued by the Company, dated September 13, 2023. (2)
10.7	Amendment to Trust Agreement, dated November 13, 2023.***
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

(1)	Incorporated by reference to Exhibits 3.1, 10.1, 10.2, 10.3, 10.4, and 10.5, respectively, of the Company’s Current Report on Form 8-K as filed with the SEC on July 24, 2023.

(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the SEC on September 14, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 1, 2024	TRISTAR ACQUISITION I CORP.

	By:	/s/ Chunyi (Charlie) Hao
	Name:	Chunyi (Charlie) Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)

