Form 10-K
period 2023-12-31
Tristar Acquisition I Corp.
filed 2024-05-08
CIK 1852736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40905

TRISTAR ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1587643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Burlington Woods Drive, Suite 100 Burlington, MA	01803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 (781) 640-4446

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant to purchase one Class A Ordinary Share	TRIS.U	The New York Stock Exchange

Class A Ordinary Shares, par value $0.0001 per share	TRIS	The New York Stock Exchange

Redeemable Warrants, each exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	TRIS.WS	The New York Stock Exchange

__________________________________________________________

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange was $240,810,000.

As of May 8, 2024, there were 10,608,802 Class A Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Helport Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses, such as Helport (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●

the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Prior Sponsor (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our officers and directors to generate additional potential acquisition opportunities, if needed;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third-parties;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022, and as amended on August 19, 2022;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 9, 2023;

●	“2023 EGM” are to our extraordinary general meeting of shareholders on July 18, 2023;

●

“2023 Redemptions” are to the 12,391,198 Public Shares (as defined below) whose holders properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.52 per share in connection with approval of the Memorandum Amendment Proposals (as defined below) at the 2023 EGM;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

●

“Administrative Support Agreement” are to the Administrative Support Agreement we entered into on October 13, 2021 with the Prior Sponsor, which was terminated on June 30, 2023 in connection with the Sponsor Handover (as defined below);

●	“Amended and Restated Memorandum” are to our amended and restated memorandum and articles of association, as amended and currently in effect;

●

“Anchor Investors” are to certain qualified institutional buyers or institutional accredited investors, each of which is not affiliated with any member of our Management Team (as defined below) and each of which purchased up to 9.9% of the Units (as defined below) (or up to 2,277,000 Units) in the Initial Public Offering (as defined below);

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A Ordinary Shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B Ordinary Shares, par value $0.0001 per share;

●

“Class B Transfer” are to the transfer of an aggregate of 4,427,500 Class B Ordinary Shares from the Sponsor Handover Sellers (as defined below) to the Sponsor Purchasers (as defined below) and Chunyi (Charlie) Hao, in connection with the Sponsor Handover;

●

“Combination Period” are to the 36-month period, from the closing of the Initial Public Offering to October 18, 2024, as extended by and pursuant to the terms of the Extension Amendment Proposal (as defined below), that we have to consummate an initial Business Combination;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Tristar Acquisition I Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent for our Public Warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●

“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●

“Extension Amendment Proposal” are to the special resolution approved by our shareholders at the 2023 EGM granting us the right to extend the date by which we have to complete a Business Combination from July 18, 2023 to October 18, 2023, and without another shareholder vote, to further extend such period for an additional one (1) month as needed, on a month-to-month basis, up to twelve (12) times, until October 18, 2024;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Merger Sub” are to Merger I Limited, a British Virgin Islands business company and a wholly-owned subsidiary of Pubco (as defined below);

●

“Founder Shares” are to the (i) 5,750,000 Class B Ordinary Shares that are currently outstanding and held by the Initial Shareholders (as defined below) and the Sponsor Purchasers, and (ii) Class A Ordinary Shares that will be issued upon the conversion of the Class B Ordinary Shares (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Helport” are to Helport Limited, a British Virgin Islands business company;

●	“Helport Business Combination” are to the transactions and agreements contemplated by the Helport Business Combination Agreement (as defined below);

●

“Helport Business Combination Agreement” are to the Business Combination Agreement, dated as of November 12, 2023 by and among our Company, Pubco, the First Merger Sub, the Second Merger Sub (as defined below), Helport, the Purchaser Representative (as defined below) and the Seller Representative (as defined below), as amended by the Helport Business Combination Agreement Amendment (as defined below);

●

“Helport Business Combination Agreement Amendment” are to the First Amendment to Business Combination Agreement, dated as of December 18, 2023, by and among our Company, Pubco, the First Merger Sub, the Second Merger Sub, Helport, the Purchaser Representative and the Seller Representative;

5

●

“Helport Registration Statement” are to the registration statement on Form F-4 initially filed by Pubco with the SEC on February 8, 2024, as amended, relating to the Helport Business Combination and containing a proxy statement of our Company;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on October 18. 2021;

●

“Initial Shareholders” are to holders of our Founder Shares immediately prior to our Initial Public Offering, including the Prior Sponsor, officers and directors and certain Anchor Investors at the time of the IPO, which still hold Founder Shares and either entered into the Insider Letter (as defined below) or an investment agreement with the Prior Sponsor at the time of the IPO;

●

“Insider Letter” are to the Letter Agreement, dated October 13, 2021, which we entered into with our Prior Officers (as defined below), Prior Directors (as defined below) and the Prior Sponsor, as amended by the Insider Letter Amendment (as defined below) and the Insider Letter Second Amendment;

●	“Insider Letter Amendment” are to the Amendment to Letter Agreement, dated July 18, 2023, which we entered into with our Prior Officers, Prior Directors and the Prior Sponsor;

●

“Insider Letter Second Amendment” are to the Second Amendment to Letter Agreement, dated November 12, 2023, which we entered into with Helport, the Prior Sponsor, the Sponsor (as defined below) and our directors and officers, pursuant to which Pubco and Helport are to be added as parties to the Insider Letter upon the closing of the Helport Business Combination.

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●

“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Prior Sponsor on March 9, 2021, as amended and restated in April and May 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on April 2, 2021, as amended, and declared effective on October 13, 2021 (File No. 333-255009);

●	“IPO Underwriting Agreement” are to the Underwriting Agreement, dated October 13, 2021, which we entered into with the representative of the underwriters in our Initial Public Offering;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●

“July 2023 Promissory Note” are to the unsecured promissory note in an amount of $375,000 we issued to Chunyi (Charlie) Hao, our President, Chief Financial Officer and Chairman of the Board of Directors, on July 18, 2023;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Management Changes” are to the changes in our Management Team, effective on July 18, 2023 and September 13, 2023, collectively;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●

“May 2024 Promissory Notes” are two unsecured promissory note, dated May 3, 2024, issued by the Company (i) to Chunyi (Charlie) Hao, the Company’s President, Chief Financial Officer and Chairman of the Board of the Company, in the principal amount of up to $400,000, in connection with working capital loans to the Company, and (ii) to Xiaoma (Sherman) Lu, the Company’s Chief Executive Officer and a director of the Company, in the principal amount of up to $200,000, in connection with working capital loans to the Company

●

“Memorandum Amendment Proposals” are to the Extension Amendment Proposal, the Trust Agreement Amendment Proposal (as defined below) and the NTA Requirement Amendment Proposal (as defined below), collectively;

●

“NTA Requirement Proposal” are to the special resolution of our shareholders at the 2023 EGM approving an amendment to the Amended and Restated Memorandum to remove the Redemption Limitation (as defined below) in order to allow us to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation;

●	“NYSE” are to the New York Stock Exchange;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Prior Directors” are to William M. Mounger, Cathy Martine-Dolecki, Robert Willis, Greg Boyd, David Jones, David Barksdale, Alex Parker and Steven Rogers;

●	“Prior Officers” are to (i) William M. Mounger, our prior Chief Executive Officer, (ii) Timothy Allen Dawson, and (iii) Cathy Martine-Dolecki, our prior Chief Operating Officer;

●	“Prior Sponsor” are to Tristar Holdings I LLC, a Delaware limited liability company;

●

“Prior Sponsor WCL Promissory Note” are to the unsecured promissory note we issued to the Prior Sponsor on June 12, 2023, whereby the Prior Sponsor agreed to loan us up to $250,000 to us for working capital needs;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Placement Warrants” are to the warrants issued (i) to our Sponsor in the Private Placement and (ii) upon conversion of any Working Capital Loans (as defined below);

●	“Pubco” are to Helport AI Limited, a British Virgin Islands business company;

●

“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●

“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that each of our Sponsor’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●

“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●

“Purchaser Representative” are to Navy Sail International Limited, a British Virgin islands company, in the capacity as the representative of our shareholders in accordance with the timing, terms and conditions of the Helport Business Combination Agreement;

●

“Redemption Limitation” are to the limitation in our Amended and Restated Memorandum, prior to approval of the NTA Requirement Amendment Proposal at the 2023 EGM, that we may not redeem Public Shares to the extent that such redemption would result in us having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001;

●

“Registration Rights Agreement” are to the Registration Rights Agreement, dated October 13, 2021, which we entered into with the Prior Sponsor and the holders party thereto, including parties of the Sponsor Handover Joinder Agreements (as defined below);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Merger Sub” are to Merger II Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●

“Seller Representative” are to Extra Technology Limited, a BVI business company, in the capacity as the representative of the Helport Shareholders (as defined in “Item 1. Business”) in accordance with the timing, terms and conditions of the Helport Business Combination Agreement;

●	“September 2023 Promissory Notes” are to the unsecured promissory notes in an aggregate amount of $2,125,000, which we issued to our officers and their affiliates for our working capital needs;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to Navy Sail International Limited, a British Virgin Islands business company with limited liability;

●	“Sponsor Handover” are to the Class B Transfer, all agreements executed in connection with the Class B Transfer (including the transactions contemplated therein) and the Management Changes;

●

“Sponsor Handover Joinder Agreements” are to the Joinder Agreements, each dated July 18, 2023, which we entered into with the Prior Sponsor and each of the Sponsor Purchasers, pursuant to which the Sponsor Purchasers became parties to the Insider Letter and the Registration Rights Agreement;

●	“Sponsor Handover Sellers” are to the Prior Sponsor and all other holders of Class B Ordinary Shares on July 18, 2023, together;

●

“Sponsor Handover Securities Transfer Agreement” are to the Securities Transfer Agreement, dated July 18. 2023, which we entered into with the Prior Sponsor and the Sponsor Purchasers in connection with the Sponsor Handover;

●

“Sponsor Handover Share Transfer Agreements” are to the Share Transfer Agreements, dated July 18, 2023, entered into between each respective Sponsor Handover Seller and Chunyi (Charlie) Hao, in the Class B Transfer;

●	“Sponsor Purchasers” are to our Sponsor and its designees, collectively, in connection with the Sponsor Handover;

●

“Trust Account” are to the U.S.-based trust account in which an amount of $202,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds of the sale of the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;

●

“Trust Amendment Proposal” are to the special resolution of our shareholders at the 2023 EGM approving an amendment to the Investment Management Trust Agreement, by and between us and Continental, dated October 13, 2021, to extend the end of the Combination Period to October 18, 2024, pursuant to the Extension Amendment Proposal;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrant Agreement” are to the Warrant Agreement, dated October 13, 2021, which we entered into with Continental, as warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●

“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on March 5, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses.

While we may pursue an acquisition opportunity in any industry, sector or geography, we are targeting a telecommunications and technology oriented company. Our Management Team and Board of Directors possess a synergistic combination of executive, strategic, operational, financial and transactional experience, and have demonstrated a strong track record of identifying and creating significant shareholder value at a wide array of telecommunications, technology, consulting, healthcare, private equity, venture capital and agricultural companies. We believe that the experience and expertise of our Management Team make us an attractive partner to potential target businesses, enhance our ability to complete a successful Business Combination and will bring value to the business following our initial Business Combination.

Our objective is to generate attractive returns for shareholders and enhance value through both operational improvements and new initiatives to expand the target business organically and/or by strategic acquisitions. Given our Management Team’s extensive work and business relationships in this sector, we have direct visibility into the growth prospects and developmental promise of differentiated companies. Our Management Team has decades of experience identifying and understanding the key fundamental theses of our targeted businesses and how management teams can better execute on their stated strategies to deliver value. Our Management Team’s past experiences provide a differentiated set of skills that other companies may not possess. We believe that our Management Team’s expertise, capabilities, and network provide us with a significant advantage in identifying attractive investments and consummating an initial Business Combination that will be well-received in the public markets.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On October 18, 2021, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Shares for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to our Company of $200,000,000.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 6,775,000 Private Placement Warrants to our Prior Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,775,000.

A total of $202,000,000, comprised of all of the proceeds from the Initial Public Offering and a portion of the proceeds of the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

Our prior sponsor was Tristar Holdings I LLC, a Delaware limited liability company. On July 18, 2023, upon the consummation of the Sponsor Handover (as described below), Navy Sail International Limited, a British Virgin Islands company, became our new sponsor.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team consists of (i) Chunyi (Charlie) Hao, our President, Chief Financial Officer and Chairman of our Board of Directors, (ii) Xiaoma (Sherman) Lu, our Chief Executive Officer and director, and (iii) Ri (Richard) Yuan, our Chief Investment Officer. We must complete our initial Business Combination by October 18, 2024, the end of our Combination Period, which is 36 months from the closing of our Initial Public Offering. If our initial Business Combination is not consummated by October 18, 2024, then, unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

 Extension of Our Combination Period

We initially had until July 18, 2023, 21 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On June 18, 2023, we held the 2023 EGM, at which our shareholders approved (i) Extension Amendment Proposal, (ii) the Trust Agreement Amendment Proposal and (iii) the NTA Requirement Amendment Proposal. In connection with the shareholders’ approval of the Memorandum Amendment Proposals, the holders of 12,391,198 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of approximately $130,320,650, in the 2023 Redemptions, without taking into account additional allocation of payments to cover any tax obligation of our Company. Following the 2023 Redemptions, there were 10,608,802 Class A Ordinary Shares and 5,750,000 Class B Ordinary Shares issued and outstanding.

Sponsor Handover

On July 18, 2023, we entered into the Sponsor Handover Securities Transfer Agreement with the Prior Sponsor and the Sponsor Purchasers, whereby the Prior Sponsor agreed to transfer to the Sponsor Purchasers, 3,046,634 Class B Ordinary Shares and 4,961,250 Private Placement Warrants, which the Prior Sponsor purchased in connection with the Initial Public Offering and Private Placement. In addition, the Sponsor Handover Sellers transferred an aggregate of 1,380,866 Class B Ordinary Shares to Chunyi (Charlie) Hao, our President, Chief Financial Officer and Chairman of the Board of Directors, pursuant to the Sponsor Handover Share Transfer Agreements. In connection with the Sponsor Handover Securities Transfer Agreement, any accounts payable and accrued expenses in excess of $200,000 that were incurred by the Company prior to the Sponsor Handover was the responsibility of the Prior Sponsor to settle (the “Company Liability”). Following the transaction, any remaining liabilities incurred by the Company prior to the Sponsor Handover and any liabilities incurred post-the Sponsor Handover, continued as a liability to the Company. The Company incurred $191,628 in excess of the $200,000 Company Liability. The Prior Sponsor paid $191,628 for outstanding accounts payable and accrued expenses, which was recorded as additional paid-in capital for the year ended December 31, 2023. After the closing of the Sponsor Handover on July 18, 2023, the Sponsor Handover Sellers held an aggregate of 1,322,500 Class B Ordinary Shares, and the Prior Sponsor held 2,383,750 Private Placement Warrants.

In connection with the Sponsor Handover, (i) each of the Sponsor Purchasers entered into a Sponsor Handover Joinder Agreements, pursuant to which the Sponsor Purchasers became parties to the Insider Letter and the Registration Rights Agreement and (ii) the Insider Letter was amended by the Prior Officers, the Prior Directors and the Prior Sponsor to allow for the Class B Transfer, pursuant to the Insider Letter Amendment. In addition, at the closing of the Sponsor Handover, the underwriters of the Initial Public Offering waived their respective entitlement to the payment of any deferred underwriting fees to be paid under the terms of Section 2(c) and Section 5(bb) of the IPO Underwriting Agreement. Additionally, we terminated the Administrative Support Agreement with the Prior Sponsor.

As part of the Sponsor Handover, we also introduced the Management Changes and a change in our Board of Directors as follows: (i) effective as of July 18, 2023,  Chunyi (Charlie) Hao replaced William M. Mounger as Chief Executive Officer and director, and Michael H. Liu replaced Timothy Allen Dawson as Chief Financial Officer, and Mr. Liu was also appointed as a director of the Board; (ii) effective as of July 18, 2023, Cathy Martine-Dolecki tendered her resignation as Chief Operating Officer and director and Robert Willis tendered his resignation as director; and (iii) effective August 14, 2023, Greg Boyd, David Jones, David Barksdale, Alex Parker and Steven Rogers tendered their resignations as directors. We then appointed each of Xinyue (Jasmine) Geffner, Stephen Markscheid and Wang Chiu (Tommy) Wong to fill the vacancies left by departing Messrs. Boyd, Jones, Barksdale, Parker and Rogers, effective August 14, 2023. Additionally, effective September 13, 2023, the Board of Directors appointed (x) Chunyi (Charlie) Hao as our President and Chairman of the Board of Directors, following his resignation as Chief Executive Officer, (y) Xiaoma (Sherman) Lu as our Chief Executive Officer and (z) Ri (Richard) Yuan as Chief Investment Officer.

On April 24, 2024, Michael H. Liu notified the Board of his resignation as Chief Financial Officer and director of the Company, effective on April 23, 2024. On April 29, 2024, the Board appointed (i) Chunyi (Charlie) Hao, the Company’s President and Chairman of the Board, as the Chief Financial Officer of the Company, effective on April 29, 2024, and (ii) Xiaoma (Sherman) Lu, the Company’s Chief Executive Officer, as a director of the Company, to fill the vacancy left by Mr. Liu’s departure, effective on April 29, 2024.

The foregoing descriptions of the Sponsor Handover Securities Transfer Agreement, Sponsor Handover Share Transfer Agreements, Sponsor Handover Joinder Agreements and the Insider Letter Amendment do not purport to be complete and are qualified in their entirety by the terms and conditions of the Sponsor Handover Securities Transfer Agreement, Sponsor Handover Share Transfer Agreements Sponsor Handover Joinder Agreements and the Insider Letter Amendment, copies or forms of which are attached hereto as Exhibits 10.17, 10.18, 10.19 and 10.20, respectively, and are incorporated herein by reference.

Helport Business Combination

On November 12, 2023, we entered into the Helport Business Combination Agreement with Pubco, the First Merger Sub, the Second Merger Sub, Helport, the Purchaser Representative and the Seller Representative. Pursuant to the Helport Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the Helport Business Combination (the “Closing”), (i) the First Merger Sub will merge with and into Helport (the “First Merger”), with Helport surviving the First Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of Helport being converted into the right to receive securities of Pubco; and (b) following the First Merger, the Second Merger Sub will merge with and into our Company (the “Second Merger” and together with the First Merger, the “Mergers”), with our Company surviving the Second Merger as a wholly-owned subsidiary of Pubco and our outstanding securities being converted into the right to receive securities of Pubco. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the Helport Business Combination Agreement.

On December 18, 2023, we entered into the Helport Business Combination Agreement Amendment with Pubco, the First Merger Sub, the Second Merger Sub, Helport, the Purchaser Representative and the Seller Representative, which amended the Helport Business Combination Agreement to (i) remove the Earnout and the related Earnout Escrow and (ii) reduce the Aggregate Merger Consideration Amount from three hundred and fifty million U.S. dollars ($350,000,000) to three hundred and thirty-five million U.S. dollars ($335,000,000).

 Consideration

Under the Helport Business Combination Agreement, the Aggregate Merger Consideration Amount to be paid to the shareholders of Helport is $335,000,000, pursuant to the Helport Business Combination Agreement Amendment, subject to net debt and working capital adjustments, and will be paid entirely in newly issued ordinary shares of Pubco, with each share valued at the Per Share Price.

On the Closing Date (as defined below) immediately prior to the First Merger Effective Time, each Company Preferred Share, if any, that is issued and outstanding immediately prior to the First Merger Effective Time shall be canceled in exchange for the right to receive a number of the ordinary shares, par value $1.00 each, of Helport, upon and after completion of the Reorganization (as defined below) (the “Helport Ordinary Shares”), at the then effective conversion rate (the “Conversion”). As a result of the Mergers, (a) each ordinary share of Helport that is issued and outstanding immediately prior to the First Merger Effective Time and after the Conversion shall be cancelled and converted into the right to receive 100% of such number of ordinary shares of Pubco equal to the Exchange Ratio; (b) each of the convertible securities of Helport, to the extent then outstanding and unexercised immediately prior to the First Merger Effective Time, shall be cancelled, retired and terminated; (c) each of our Ordinary Shares that is issued and outstanding immediately prior to the Effective Time shall be cancelled and converted automatically into the right to receive one Pubco ordinary share; and (d) each of our outstanding Public Warrants and Private Placement Warrant shall be converted into one Pubco Public Warrant or one Pubco Private Warrant, respectively.

Helport Reorganization

Helport Pte. Ltd., a Singapore exempt private company limited by shares (“Helport Pte”), has entered into certain agreements (together with all agreements, deeds, instruments or other documents as may be necessary or appropriate, the “Reorganization Documents”) with Helport Holdings Limited, certain minority shareholders of Helport, Helport, Helport Group Limited, Helport Pte, and Helport AI, Inc, to implement and effect a reorganization pursuant to the terms and conditions of the Reorganization Documents (the “Reorganization”). The Reorganization Documents were executed throughout the period from October 2023 to December 2023, and on December 22, 2023, the Reorganization was completed.

Representations and Warranties

The Helport Business Combination Agreement contains a number of representations and warranties made by the parties as of the date of such agreement or other specific dates solely for the benefit of certain of the parties to the Helport Business Combination Agreement, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect, knowledge and other qualifications contained in the Helport Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Helport Business Combination Agreement. The representations and warranties made by the parties are customary for transactions similar to the Helport Business Combination Agreement.

In the Helport Business Combination Agreement, Helport made certain customary representations and warranties to us, including among others, related to the following: (1) corporate matters, including, due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Helport Business Combination Agreement and other ancillary documents; (3) capitalization; (4) subsidiaries; (5) governmental approvals; (6) non-contravention; (7) financial statements; (8) absence of certain changes; (9) compliance with laws; (10) company permits; (11) litigation; (12) material contracts; (13) intellectual property; (14) taxes and returns; (15) real property; (16) personal property; (17) title to and sufficiency of assets; (18) employee matters; (19) benefit plans; (20) environmental matters; (21) transactions with related persons; (22) insurance; (23) books and records; (24) top customer and suppliers; (25) certain business practices; (26) the Investment Company Act; (27) finders and brokers; (28) disclosure; (29) information supplied; (30) independent investigation; and (31) exclusivity of representations and warranties. Helport also made certain representations and warranties to us with respect to the Reorganization.

In the Helport Business Combination Agreement, we made certain customary representations and warranties to Helport and Pubco, including among others, representations and warranties related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Helport Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) the SEC filings, our financials, and internal controls; (7) absence of certain changes; (8) compliance with laws; (9) actions, orders and permits; (10) taxes and returns; (11) employees and employee benefit plans; (12) properties; (13) material contracts; (14) transactions with affiliates; (15) the Investment Company Act and the JOBS Act; (16) finders and brokers; (17) certain business practices; (18) insurance; (19) information supplied; (20) independent investigation; (21) the Trust Account; (22) registration and listing; and (23) termination of prior Business Combination agreements.

In the Helport Business Combination Agreement, Pubco, the First Merger Sub and the Second Merger Sub made customary representations and warranties to us, including, among others, representations and warranties related to the following: (1) organization and good standing; (2) authority and binding effect relative to execution and delivery of the Helport Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) activities of Pubco, the First Merger Sub and the Second Merger Sub; (7) finders and brokers; (8) the Investment Company Act; (9) information supplied; (10) independent investigation; (11) exclusivity of representations and warranties and (12) the intended tax treatment of the Helport Business Combination.

None of the representations and warranties of the parties shall survive the Closing.

Covenants of the Parties

Each party agreed in the Helport Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The Helport Business Combination Agreement contains certain customary covenants by each of the parties during the period between the signing of the Helport Business Combination Agreement and the earlier of the Closing or the termination of the Helport Business Combination Agreement in accordance with its terms, including covenants regarding: (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business (subject to certain exceptions); (3) provision of financial statements of Target Companies; (4) our public filings; (5) “no shop” obligations; (6) no insider trading; (7) notifications of certain breaches, consent requirements or other matters; (8) efforts to consummate the Closing and obtain third-party and regulatory approvals and efforts to cause Pubco to maintain its status as a “foreign private issuer” under Rule 3b-4 of the Exchange Act; (9) further assurances; (10) public announcements; (11) confidentiality; (12) indemnification of directors and officers and tail insurance; (13) use of trust proceeds after the Closing; (14) efforts to support a private placement or backstop arrangements, if sought; (15) intended tax treatment of the Mergers and (16) use of Trust Account proceeds.

Helport agreed to use commercially reasonable efforts to consummate the Reorganization by November 30, 2023. Helport agreed to use its best efforts to deliver the audited financial statements of Helport for the fiscal years ended June 30, 2022 and June 30, 2023 to us by November 30, 2023. Pubco shall be responsible for paying the Purchaser Transaction Expenses in an amount up to $3,500,000 (the “Initial Cap”), subject to certain exclusions, provided, that, if the date and time at which the Closing is actually held (the “Closing Date”) occurs later than February 29, 2024 (the “Initial Cap Date”), we may, in our sole discretion, increase the Initial Cap by increments of $200,000 in each month following the Initial Cap Date. In addition, Helport agreed that in the event that either (i) Helport and Helport Pte. do not consummate the Reorganization by December 31, 2023 or (ii) Helport does not deliver the applicable audited financial statements by December 31, 2023 (or by the “staleness” date, as applicable),  then Helport shall pay us and our Sponsor (at our discretion) $125,000 for each month or portion thereof until the later of such date that (i) such applicable audited financial statements are delivered and (ii) the Reorganization has been completed.

Helport also agreed to cause certain of its shareholders to each enter into a Key Seller Lock-Up Agreement (as defined below).

In addition, the parties agreed to take all necessary actions to cause Pubco’s board of directors immediately after the Closing to consist of five directors, including: (i) two persons who are designated by us prior to the Closing as independent directors; and (ii) three persons who are designated by Helport prior to the Closing.

The Helport Business Combination Agreement and the consummation of the Helport Business Combination require the approval of both our shareholders and the holders of Helport Ordinary Shares as of the Closing (each, a “Helport Shareholder”). Our Company and Pubco also agreed to jointly prepare, and Pubco shall file with the SEC, the Helport Registration Statement in connection with the registration under the Securities Act of the issuance of securities of Pubco to the holders of (i) our Ordinary Shares and Warrants and (i) Helport’s ordinary shares and warrants, and containing a proxy statement/prospectus for the purpose of soliciting proxies from our shareholders for the matters relating to the Helport Business Combination to be acted on at the extraordinary general meeting of our shareholders and providing such shareholders an opportunity to participate in the redemption of their Public Shares upon the Closing (the “Redemption”). Helport agreed to call a meeting of its shareholders or cause a written resolution to be passed, as promptly as practicable after the Helport Registration Statement has become effective, in order to obtain the approval of Helport Shareholders for the approval of the Helport Business Combination Agreement and the Helport Business Combination, and Helport agreed to use its commercially reasonable efforts to solicit from the Helport Shareholders proxies prior to such special meeting or written resolution, and to take all other actions necessary or advisable to secure the approval of the Helport Shareholders.

Conditions to Closing

The obligations of the parties to consummate the Helport Business Combination are subject to various conditions, including the following mutual conditions of the parties, unless waived: (1) the approval of the Helport Business Combination Agreement and the Helport Business Combination and related matters by the requisite vote of our and the Helport shareholders; (2) obtaining material regulatory approvals; (3) no law or order preventing or prohibiting the Helport Business Combination; (4) our Company or Pubco shall have consolidated net tangible assets of at least $5,000,001 (as calculated and determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) either immediately prior to the Closing (after giving effect to the Redemption) or upon the Closing after giving effect to the Mergers (including the Redemption), or Pubco otherwise is exempt from the provisions of Rule 419 promulgated under the Exchange Act (i.e. one of several exclusions from the “penny stock” rules of the SEC applies and we rely on another exclusion); (5) amendment by the shareholders of Pubco of Pubco’s memorandum and articles of association; (6) the effectiveness of the Helport Registration Statement; (7) appointment of the post-closing directors of Pubco; and (8) Nasdaq Stock Market LLC or NYSE listing requirements, as applicable, having been fulfilled.

In addition, unless waived by Helport, the obligations of Helport, Pubco, the First Merger Sub and the Second Merger Sub to consummate the Helport Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (1) the representations and warranties of our Company being true and correct on and as of the Closing (subject to Material Adverse Effect); (2) our Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Helport Business Combination Agreement required to be performed or complied with by us on or prior the date of the Closing; (3) absence of any Material Adverse Effect with respect to our Company since the date of the Helport Business Combination Agreement which is continuing and uncured; (4) receipt by the Company and Pubco of the First Amendment to Registration Rights Agreement (as defined below); (5) each of the Sellers shall have received from Pubco a registration rights agreement covering the merger consideration shares received by the Sellers duly executed by Pubco; and (6) receipt by Helport and Pubco of employment agreements between certain management persons from Helport and Helport or our Company, in each case effective as of Closing.

Unless waived by our Company, our obligations to consummate the Helport Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (1) the representations and warranties of Helport, Pubco, the First Merger Sub, and the Second Merger Sub being true and correct on and as of the Closing (subject to Material Adverse Effect on the Target Companies, taken as a whole); (2) the Company, Pubco, the First Merger Sub, and the Second Merger Sub having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Helport Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (3) absence of any Material Adverse Effect with respect to the Target Companies (taken as a whole) since the date of the Helport Business Combination Agreement which is continuing and uncured; (4) the Non-Competition and Non-Solicitation Agreement (as defined below), the Employment Agreements, the First Amendment to Registration Rights Agreement, and each Key Seller Lock-Up Agreement shall be in full force and effect from the Closing; (5) resignation of the directors and officers of the Helport as requested by us prior to the Closing; and (6) our Company shall have received evidence that Helport shall have terminated, extinguished and cancelled all of its outstanding convertible securities.

Termination

The Helport Business Combination Agreement may be terminated at any time prior to the Closing by either our Company or Helport if the Closing does not occur by September 30, 2024, or such other date as may be extended pursuant to the Helport Business Combination Agreement.

The Helport Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (1) by mutual written consent of our Company and the Helport; (2) by either our Company or Helport if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Helport Business Combination, and such order or other action has become final and non-appealable; (3) by Helport for our uncured breach of the Helport Business Combination Agreement, such that the related Closing condition would not be met; (4) by our Company for the uncured breach of the Helport Business Combination Agreement by Helport, Pubco, the First Merger Sub, or the Second Merger Sub, such that the related Closing condition would not be met; (5) by either our Company or Helport if we hold our shareholder meeting to approve the Helport Business Combination Agreement and the Helport Business Combination, and such approval is not obtained; and (6) by either our Company or Helport if Helport holds its shareholder meeting to approve the Helport Business Combination Agreement and the Helport Business Combination, and such approval is not obtained.

The Helport Business Combination Business Combination Agreement will terminate automatically if, by June 30, 2024, (i) the Reorganization has not been completed or (ii) Helport has not delivered the applicable PCAOB Financial Statements. As of December 31, 2023, both (i) and (ii) have been either completed and/or delivered.

Helport shall pay us a termination fee of three million U.S. dollars ($3,000,000) plus expenses, in the event that (i) the Helport Business Combination Agreement is automatically terminated or (ii) the Helport Business Combination Agreement is terminated by us for uncured breach of the Helport Business Combination Agreement by Helport, Pubco, the First Merger Sub, or the Second Merger Sub. We shall pay to Helport a termination fee of three million U.S. dollars ($3,000,000) plus expenses, in the event that the Helport Business Combination Agreement is terminated by Helport for an uncured breach of the Helport Business Combination Agreement by our Company.

If the Helport Business Combination Agreement is terminated, all further obligations of the parties under the Helport Business Combination Agreement (except for certain obligations related to the Termination Fee, confidentiality, effect of termination, fees and expenses, trust fund waiver, miscellaneous and definitions to the foregoing) will terminate, no party to the Helport Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Helport Business Combination Agreement prior to termination.

Trust Account Waiver

Helport, Pubco, the First Merger Sub and the Second Merger Sub have agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account held for our Public Shareholders, and have agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

The foregoing descriptions of the Helport Business Combination Agreement and Helport Business Combination Agreement Amendment do not purport to be complete and are qualified in their entirety by the terms and conditions of the Helport Business Combination Agreement and Helport Business Combination Agreement Amendment, copies of which are attached hereto as Exhibits 2.1 and 2.2, respectively, and are incorporated herein by reference.

Related Agreements and Documents

Lock-Up Agreements

Prior to the Closing, Pubco, Helport, our Company, the Purchaser Representative and certain shareholders holding (i) Helport Ordinary Shares and (ii) any preferred shares, par value $1.00 each, of Helport, upon and after completion of the Reorganization (either as the holder of record or the beneficial owner within the meaning of Rule 135-3 under the Exchange Act), shall enter into Lock-Up Agreements (each, a “Key Seller Lock-Up Agreement”).

Pursuant to each Key Seller Lock-Up Agreement, each signatory thereto will agree not to, during the period commencing from the Closing Date and ending on the 24-month anniversary of the Closing Date (subject to early release if (x) the closing price of Pubco Ordinary Shares equals or exceeds $12.00 per share for any 20 out of 30 trading days commencing 270 days after the Closing or (y) Pubco consummates a sale of all or substantially all of the consolidated assets to a third-party; sale resulting in a change in holding of the majority of the voting power; or a merger, consolidation, recapitalization or reorganization that results in the inability of the pre-transaction equity holders to designate or elect a majority of the board of directors (or its equivalent) of the resulting entity or its parent company) (the “Lock-Up Period”):  (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, offer to sell, contract or agree to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, or otherwise transfer or dispose of, directly or indirectly, any Lock-up Securities (as defined under the Key Seller Lock-Up Agreements), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-up Securities, whether any such transaction is to be settled by delivery of such Lock-up Securities, in cash or otherwise, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i), (ii) or (iii) above is to be settled by delivery of Lock-up Securities or other securities, in cash or otherwise (subject to early release if Pubco consummates a Change of Control) (any of the foregoing described in clauses (i), (ii) or (iii), a “Prohibited Transfer”).

On April 26, 2024, the Company entered into lock-up agreements (the “Amended Lock-Up Agreements”) with two shareholders of Helport (the “Helport Investors”), pursuant to which the Helport Investors agreed not to execute a Prohibited Transfer during the Lock-Up Period, provided, however, (i) each Helport Investor would be permitted to transfer the Lock-Up Securities during the Lock-Up Period to certain other shareholders of Helport, subject to certain trading volume limitations, and (ii) if each Holder made a credit facility available to Helport of at least $2,000,000 and $4,000,000, respectively, the Lock-Up Securities would be subject to early release upon the twelve-month anniversary of the Closing.

The foregoing description of the Amended Lock-Up Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amended Lock-Up Agreements, which are attached hereto as Exhibits 10.31 and 10.32, respectively, and are incorporated herein by reference.

Shareholder Support Agreement

Simultaneously with the execution of the Helport Business Combination Agreement, our Company, Helport and a certain Helport Shareholder entered into a Shareholder Support Agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, a Helport Shareholder has agreed (a) to support the adoption of the Business Combination Agreement and the approval of the Transactions, subject to certain customary conditions, and (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions.

The foregoing description of the Shareholder Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Shareholder Support Agreement, a copy of which is attached hereto as Exhibit 10.26 and is incorporated herein by reference.

Insider Letter Second Amendment

Simultaneously with the execution of the Helport Business Combination Agreement, our Company, Helport, the Sponsor, Stephen Markscheid, Xin Yue Geffner, Wang Chiu Wong, Chunyi Hao, Michael Hao Liu and Alex Parker entered into the Insider Letter Second Amendment, pursuant to which, Pubco and Helport are added as parties to the Insider Letter.

The foregoing description of the Insider Letter Second Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Second Insider Letter Second Amendment, a copy of which is attached hereto as Exhibit 10.27 and is incorporated herein by reference.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution of the Helport Business Combination Agreement, certain executive officers (each, a “Subject Party”) of Helport each entered into a non-competition and non-solicitation agreement (collectively, the “Non-Competition and Non-Solicitation Agreement”) with our Company, Pubco, Helport and the Purchaser Representative. Under the Non-Competition and Non-Solicitation Agreement, the Subject Party agrees not to compete with Pubco, the Sponsor, our Company, the Purchaser Representative, Helport and their respective affiliates during the three-year period following the Closing and, during such three-year restricted period, not to solicit employees or customers of such entities. The Non-Competition and Non-Solicitation Agreement also contains customary confidentiality and non-disparagement provisions.

The foregoing description of the Non-Competition and Non-Solicitation Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Non-Competition and Non-Solicitation Agreement, a form of which is attached hereto as Exhibit 10.28 and is incorporated herein by reference.

Assignment, Assumption and Amendment to Warrant Agreement

Prior to the Closing, our Company, Pubco and Continental, as warrant agent, will enter the Assignment, Assumption and Amendment to Warrant Agreement (the “Warrant Amendment”), which amends the Warrant Agreement and. pursuant to which: (i) Pubco will assume our obligations under the Warrant Agreement, such that, among other things, Pubco will be added as a party thereto and (ii) references to our Class A Ordinary Shares in the Warrant Agreement shall mean Pubco ordinary shares.

The foregoing description of the Warrant Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Warrant Amendment, a form of which is attached hereto as Exhibit 10.29 and is incorporated herein by reference.

First Amendment to Registration Rights Agreement

On or prior to the Closing, the Helport Business Combination Agreement provides that each of Helport, the Sponsor, Pubco, our Company and the Prior Sponsor will enter the First Amendment to Registration Rights Agreement (the “First Amendment to Registration Rights Agreement”), which amends the Registration Rights Agreement and pursuant to which, Pubco will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and the other parties thereto will be granted customary demand and piggyback registration rights.

The foregoing description of the First Amendment to Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the First Amendment to Registration Rights Agreement, a form of which is attached hereto as Exhibit 10.30 and is incorporated herein by reference.

Other than as specifically discussed, this Report does not assume the closing of the Helport Business Combination.

 Business Strategy

Our acquisition strategy is to identify and complete our initial Business Combination with a company that will benefit from being a public listed company. Prior Sponsor focused on a wide network of and an access to a broad spectrum of opportunities across the telecommunications and technology landscape. Sponsor and the current Management have focused the search in the cashflow positive and high growth industries, including technology industries that have a need for business optimization and high-return investment opportunities.

During the period of 2019 novel coronavirus (“COVID-19”) outbreak and prior to the Sponsor Handover, the telecommunications and technology sectors remained mission critical to keep economies functioning while fighting COVID-19. Telecommunications and technology companies have provided businesses with essential connectivity and resiliency, facilitated the transition to work-from-home and kept individuals connected and informed during social isolation. In contrast to other industries, telecommunications and technology have been generally exempt from COVID-19 related restrictions.

Upon the Sponsor Handover and Management Changes, we believe that our Management’s extensive experience and demonstrated success in prior SPAC transactions, investment careers and cross board transactions have culminated in a unique set of capabilities that will be utilized in generating shareholder returns, such as:

•

Professional Network: We believe our network provides us with a distinct advantage. Our network is comprised of former colleagues and contacts across our vast professional experience, including in our prior SPAC experience and cross board transactions.

•

Capital Markets and Mergers and Acquisition Expertise: Our Management Team has held executive positions at public companies and SPACs and has significant experience developing public market investor communications and raising debt and equity capital in both public and private markets.

Acquisition Criteria

Consistent with our above business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating potential Business Combination opportunities, such as the Helport Business Combination, but we may decide to enter into our initial Business Combination with a target business that meets some, but not all of these criteria and guidelines. We intend to conduct a Business Combination with a company that we believe:

•	has a strong, experienced Management Team, or provides a platform to assemble an effective Management Team with a track record of driving growth and profitability;

•	is a significant player in the telecommunications and technology industries;

•	provides a platform for add-on acquisitions, which we believe will be an opportunity for our Management Team to deliver incremental shareholder value post-acquisition;

•	has a defensible market position, with demonstrated advantages when compared to its competitors and which create barriers to entry against new competitors;

•	is at an inflection point, such as requiring additional management expertise, is able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

•	is a fundamentally sound company that is underperforming its potential;

•	exhibits unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the target’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

•	will offer an attractive risk-adjusted return for our shareholders, potential upside from growth in the target business and an improved capital structure that will be weighed against any identified downside risks; and

•	can benefit from being publicly traded, is prepared to be a publicly traded company, and can utilize access to broader capital markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our Management Team may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that meets some, but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria.

Our Acquisition Process

In evaluating a prospective target business, such as Helport, we conduct an extensive due diligence review, which encompasses, as applicable and among other things, meetings with members of the target’s management and other employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We call upon our Management Team’s own experience, as well as their network of relationships with chief executive officers, board members and members of executive management teams, to provide specialized insights into their areas of expertise as well as leverage their operational and capital planning experience.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, Prior Sponsor, executive officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. While Helport is not affiliated with our Sponsor, Prior Sponsor, executive officers or directors, in the event we do not consummate the Helport Business Combination and we seek to complete an initial Business Combination with a target that is affiliated with our Sponsor, Prior Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such an initial Business Combination is fair to us from a financial point of view.

Members of our Management Team directly or indirectly own Founder Shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, certain of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors become aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity. Our Amended and Restated Memorandum provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Initial Business Combination

So long as our securities are then listed on the NYSE, our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) (the “80% of Net Assets Test”). If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case.

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

For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of Net Assets Test. If the Business Combination involves more than one target business, the 80% of Net Assets Test will be based on the aggregate value of all of the target businesses. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Helport was substantially in excess of 80% of the funds in the Trust Account and that the 80% of Net Assets Test was therefore satisfied.

Status as a Public Company

We believe our structure will make us an attractive Business Combination partner to target businesses, such as Helport. As an existing public company, we offer a target business an alternative to the traditional Initial Public Offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a Business Combination with us.

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

While we believe that our structure and our Management Team’s backgrounds make us an attractive Business Combination partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination as of December 31, 2023 in the amount of approximately $115,166,848, after payment of the (i) estimated non-reimbursed expenses of the Initial Public Offering, and (ii) taxes paid and payable, we offer a target business a variety of options, such as (x) creating a liquidity event for its owners, (y) providing capital for the potential growth and expansion of its operations or (y) strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We may effectuate our initial Business Combination using (i) cash from the proceeds of our Initial Public Offering and the Private Placement, (ii) the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to any forward purchase agreements or backstop agreements we may enter into), (iii) shares issued to the owners of the target, (iv) debt issued to bank or other lenders or the owners of the target, or (v) a combination of the foregoing or other sources. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Although our Management assesses the risks inherent in a particular target business with which we may combine, such as Helport, we cannot assure our shareholders that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial Business Combination. We are not currently a party to any arrangement or understanding with any third-party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

See “Helport Business Combination” above for more information on the equity and financing arrangements in connection with the Helport Business Combination.

Sources of Target Businesses

Target Business Combination candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may also be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target Business Combination candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors.

Further, we may engage the services of professional firms or other individuals that specialize in business acquisitions in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. As of the date of this Report, we have not engaged any third party to provide such services.  In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). Some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, Prior Sponsor, officers or directors. While Helport is not affiliated with our Sponsor, Prior Sponsor, executive officers or directors, in the event we do not consummate the Helport Business Combination and we seek to complete an initial Business Combination with a target that is affiliated with our Sponsor, Prior Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors become aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under the Companies Act.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, such as Helport, we conduct an extensive due diligence review that encompasses, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our Management Team’s operational and capital planning experience.

The time required to complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. We will not pay any consulting fees to members of our Management Team, or their respective affiliates, for services rendered to or in connection with our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business, such as Helport. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Helport, when evaluating the desirability of effecting our initial Business Combination with that business and plan to continue to do so if the Helport Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, including the Helport Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our Amended and Restated Memorandum. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirements (as is the case with the Helport Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other reasons.

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

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on our Company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed Business Combination;

•	other time and budget constraints of our Company; and

•	additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

See “Helport Business Combination” above for more information on the requisite approvals in connection with the Helport Business Combination.

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

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares and any proxy to vote against our initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of Public Warrants outstanding or vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of tender offer or proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, officers, directors, advisors or their affiliates will select which shareholders to purchase Public Shares from based on the negotiated price and number of Public Shares and any other factors that they may deem relevant, and will be restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account, but net of taxes, if any, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. As of December 31, 2023, the amount in the Trust Account was $10.86 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commission we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial Business Combination with respect to our Warrants. Further, we will not proceed with redeeming our Public Shares, even if a Public Shareholder has properly elected to redeem its shares, if a Business Combination does not close. Our Prior Sponsor, the Sponsor and its designees and affiliates, each of our Prior Directors and Prior Officer and each member of our Management and Board of Directors, entered into the Insider Letter with us, pursuant to which, they agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our Amended and Restated Memorandum (x) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

See “Helport Business Combination” above for more information on redemptions in connection with the Helport Business Combination.

Limitations on Redemptions

Prior to approval of our shareholders of the NTA Requirement Proposal at the 2023 EGM, our Amended and Restated Memorandum provided that in no event would we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, approval of the NTA Requirement Proposal at the 2023 EGM removed this Redemption Limitation.

A proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all Public Shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Memorandum would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If we hold a shareholder vote to approve our initial Business Combination, we will, pursuant to our Amended and Restated Memorandum:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials, such as the Helport Registration Statement, and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under the Companies Act, being the affirmative vote of a majority of the Ordinary Shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, the Sponsor and its designees and affiliates, Prior Sponsor, and each member of our Management Team, as well as Prior Directors and Prior Officers, have agreed to vote their Founder Shares and Public Shares, and the Anchor Investors have agreed to vote any Founder Shares held by them, in favor of our initial Business Combination. As a result of the 2023 Redemptions, unless otherwise required under applicable law, in addition to our Founder Shares, we would need 2,429,402, or approximately 22.9%, of the 10,608,802 Public Shares issued and outstanding to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved. The Anchor Investors have agreed to vote Founder Shares they purchase from our Sponsor in favor of our initial Business Combination, but are not required to vote any of their Public Shares in favor of our initial Business Combination or for or against any other matter presented for a shareholder vote. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Prior Sponsor, the Sponsor and its designees and affiliates, each of our Prior Directors and Prior Officer and each member of our Management and Board of Directors entered into the Insider Letter with us, pursuant to which, they agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our Amended and Restated Memorandum (x) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Amended and Restated Memorandum:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial Business Combination that contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Memorandum provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering (the “Excess Shares”), without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public shareholders who elected to redeem their Public Shares.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Amended and Restated Memorandum provides that we have only until the end of the Combination Period to complete our initial Business Combination If we have not consummated an initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account but net of taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to consummate an initial Business Combination within the Combination Period. Our Amended and Restated Memorandum provides that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account, as promptly as reasonably possible, but not more than ten business days thereafter, subject to the Companies Act and other applicable laws.

The Sponsor and its designees and affiliates and each member of our Management Team, as well as the Prior Sponsor, Prior Directors and Prior Officers, have entered into the Insider Letter, pursuant to which, they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate an initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the Combination Period). Additionally, they will not propose any amendment to our Amended and Restated Memorandum (i) that would modify the substance or timing of our obligation to provide holders of our Public Shares the right to have their Public Shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account but net of taxes, if any, divided by the number of the then-outstanding Public Shares. Such redemptions are no longer subject to the Redemption Limitation following approval of the NTA Requirement Amendment Proposal by our shareholders at the 2023 EGM. If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $436,317 held outside the Trust Account as of December 31, 2023, plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure our shareholders that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $10.86, as of December 31, 2023. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by shareholders will not be less than $10.86. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we endeavor to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements, that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. Seeking such waivers from third-parties, including prospective Business Combination targets, may deter such parties from entering into agreements with us. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if Management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our shareholders that the Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third-parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the Trust Account assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and the Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor is also not liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $436,317 from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors; however, such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third-parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our shareholders we will be able to return $10.86 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Memorandum (x) to modify the substance or timing of our obligation to provide our Public Shareholders the right to have their Public Shares redeemed in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial Business Combination. Public Shareholders who redeem their Public Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within the Combination Period, with respect to such Public Shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Memorandum, like all provisions of our Amended and Restated Memorandum, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, such as Helport, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination, and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Marcum, our independent registered public accountant.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, such as the Helport Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior to the consummation of our initial Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 18, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30th, and (ii) our annual revenues exceed $100 million during such completed fiscal year or the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

•	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination, including the Helport Business Combination, in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses, such as Helport, may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the Helport Business Combination;

•	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

•	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

•	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

•	Trust Account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities may not develop and our shareholders will have limited liquidity and trading;

•	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

•	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

•	if we do not consummate the Helport Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

•	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Helport, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

•	our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Ordinary Shares or may make it more difficult for us to consummate an initial Business Combination;

•	since our Sponsor will lose its entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

•	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Ordinary Shares at such time is substantially less than $10.86 per share (as of December 31, 2023);

•	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.86 per share (as of December 31, 2023), or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

•	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

•	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;

•	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

•	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

•	if our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

•	If the net proceeds of the Initial Public Offering and the Private Placement not being held in the Trust Account are insufficient to allow us to operate until the end of the Combination Period, it could limit the amount available to complete our initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our Management Team to fund our search and to complete our initial Business Combination;

•	there is substantial doubt about our ability to continue as a “going concern”; and

•	we have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target. In addition, regulatory considerations may decrease the pool of potential target companies we may be willing or able to consider.

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

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications), or in businesses where a country’s culture or heritage may be implicated. Chunyi (Charlie) Hao, the sole shareholder and director of the Sponsor and President, Chief Financial Officer and Chairman of the Board of Directors of the Company, holds a Hong Kong special administrative region passport and is a permanent resident of Hong Kong. Accordingly, CFIUS may consider us to be a “foreign person.”

Although we do not believe Helport, a British Virgin Islands business company, is a U.S. business with which a Business Combination may affect national security, CFIUS may take a different view and decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination, order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any foreign ownership by the Sponsor.

The foreign ownership limitations, and the potential impact of CFIUS, may prevent us from consummating a Business Combination with Helport or a U.S. target company. If we were to seek an initial Business Combination other than the Business Combination with Helport, the pool of potential targets with which it could complete an initial Business Combination may be limited as a result of any such regulatory restriction, and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete an initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.86 per share (plus any applicable interest accrued). This will also cause you to lose any potential investment opportunity in the potential target acquisition and the chance of realizing future gains on your investment through any price appreciation in the combined company, and our warrants will expire worthless.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC (as described below) for any taxable year (or portion thereof) that is included in the holding period of U.S. investors in our Class A ordinary shares or warrants, such U.S. investors may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for a PFIC “start-up” exception and the status of an acquired company pursuant to our initial business combination. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year.

A foreign (i.e., non-U.S.) corporation will be classified as a PFIC for U.S. federal income tax purposes if either (i) at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income or (ii) at least 50% of its assets in a taxable year (ordinarily determined based on fair market value and averaged quarterly over the year), including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our current taxable year. However, pursuant to a start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “start-up year”), if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us is uncertain and will not be known until after the close of our current taxable year (or possibly not until after the close of the first two taxable years following our start-up year, as described under the start-up exception). After the acquisition of a company or assets in a business combination, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets as well as the passive income and assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will likely not qualify for the start-up exception and will be a PFIC for our current taxable year. Our actual PFIC status for our current taxable year or any subsequent taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any future taxable year.

Although our PFIC status is determined annually, an initial determination that our company is a PFIC will generally apply for subsequent years to a U.S. investor who held Class A ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. investor of our Class A ordinary shares or warrants and, in the case of our Class A ordinary shares, the U.S. investor did not make either a qualified electing fund (“QEF”) election for our first taxable year as a PFIC in which the U.S. investor held (or was deemed to hold) Class A ordinary shares, a QEF election along with a purging election, or a mark-to-market election, each as described under the PFIC rules, such U.S. investor generally will be subject to special rules with respect to (i) any gain recognized by the U.S. investor on the sale or other disposition of its Class A ordinary shares or warrants and (ii) any “excess distribution” made to the U.S. investor (generally, any distributions to such U.S. investor during a taxable year of the U.S. investor that are greater than 125% of the average annual distributions received by such U.S. investor in respect of the Class A ordinary shares during the three preceding taxable years of such U.S. investor or, if shorter, such U.S. investor’s holding period for the Class A ordinary shares).

Under these rules:

•

the U.S. investor’s gain or excess distribution will be allocated ratably over the U.S. investor’s holding period for the Class A ordinary shares or warrants (which may include gain realized by reason of transfer of Class A ordinary shares or warrants that would otherwise qualify as nonrecognition transactions for U.S. federal income tax purposes);

•

the amount allocated to the U.S. investor’s taxable year in which the U.S. investor recognized the gain or received the excess distribution, or to the period in the U.S. investor’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

•

the amount allocated to other taxable years (or portions thereof) of the U.S. investor and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. investor; and

•

an additional tax equal to the interest charge generally applicable to underpayments of tax will be imposed on the U.S. investor with respect to the tax attributable to each such other taxable year of the U.S. investor.

In general, if we are determined to be a PFIC, a U.S. investor may avoid the PFIC tax consequences described above in respect of our Class A ordinary shares (but not our warrants) by making a timely and valid QEF election (if eligible to do so) to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. investor in which or with which our taxable year ends. A U.S. investor generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge. In additional, a U.S. investor may be able to make a “mark to market” election with respect to the Class A ordinary shares (but not out warrants) as described in the PFIC rules.

If we determine we are a PFIC for any taxable year prior to the time we effect a Business Combination, we currently intend to endeavor to provide to a U.S. holder, upon written request, such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and final Treasury Regulations provide that such election would be unavailable with respect to our warrants.

We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

The SEC‘s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, on November 9, 2023, we instructed Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the Investment Management Trust Agreement we entered into with Continental in connection with our Initial Public Offering, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Charter (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.86 per Public Share upon the liquidation of our Trust Account and our warrants will expire worthless.

We have received a notice from the NYSE notifying us that we were not in compliance with the NYSE Listed Company Manual as a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. If we cannot regain compliance, our securities will be subject to delisting, and the liquidity and the trading price of our securities could be adversely affected.

On April 17, 2024, we received a notice (the “NYSE Notice”) from NYSE that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the SEC. The NYSE Notice has no immediate effect on the listing of our Ordinary Shares on NYSE. The NYSE Notice informed us that, under NYSE rules, the Company has six months from April 16, 2024 to regain compliance with the NYSE listing standards by filing this Report with the SEC. If we fail to file this Report within the six-month period, NYSE may grant, in its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. The NYSE Notice also notes that NYSE may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●

a determination that our Class A Ordinary Shares are a “penny stock” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and
●	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our  (i) IPO Registration Statement, (ii) 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, as filed with the SEC on May 16, 2022, August 19, 2022, November 14, 2022, May 12, 2023, August 14, 2023 and November 14, 2023, respectively, and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on July 7, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Helport and the Helport Business Combination, please see the section titled “Risk Factors” contained in the Helport Registration Statement.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2. Properties.

Our executive offices are now located at 2 Burlington Woods Drive, Suite 100 Burlington, MA 01803, our telephone number is (781) 640-4446 and our Company’s website is located at https://tristaracq.com. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units, Public Shares and Public Warrants are each traded on the NYSE under the symbols “TRIS.U,” “TRIS” and “TRIS.WS,” respectively. Our Units commenced public trading on October 18, 2021, and our Public Shares and Public Warrants commenced separate public trading on December 6, 2021.

(b)	Holders

On May 6, 2024, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares and three holders of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

On July 18, 2023, we entered into the Sponsor Handover Securities Transfer Agreement with the Prior Sponsor and the Sponsor Purchasers, whereby the Prior Sponsor agreed to transfer to the Sponsor Purchasers, 3,046,634 Class B Ordinary Shares and 4,961,250 Private Placement Warrants, which the Prior Sponsor purchased in connection with the Initial Public Offering and Private Placement. In addition, the Sponsor Handover Sellers transferred an aggregate of 1,380,866 Class B Ordinary Shares to Chunyi (Charlie) Hao, our President, Chief Financial Officer and Chairman of the Board of Directors, pursuant to the Sponsor Handover Share Transfer Agreements. In connection with the Sponsor Handover Securities Transfer Agreement, any accounts payable and accrued expenses in excess of $200,000 that were incurred by the Company prior to the Sponsor Handover was the responsibility of the Prior Sponsor to settle (the “Company Liability”). Following the transaction, any remaining liabilities incurred by the Company prior to the Sponsor Handover and any liabilities incurred post-the Sponsor Handover, continued as a liability to the Company. The Company incurred $191,628 in excess of the $200,000 Company Liability. The Prior Sponsor paid $191,628 for outstanding accounts payable and accrued expenses, which was recorded as additional paid-in capital for the year ended December 31, 2023. After the closing of the Sponsor Handover on July 18, 2023, the Sponsor Handover Sellers held an aggregate of 1,322,500 Class B Ordinary Shares, and the Prior Sponsor held 2,383,750 Private Placement Warrants.

For more information on the Sponsor Handover, see “Item 1. Business.”

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 29, 2021. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

On November 9, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

                We are a blank check company incorporated on March 5, 2021, as a Cayman Islands exempted company, for the purpose of effecting Business Combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using (i) cash from the proceeds of the Initial Public Offering and the Private Placement, (i) the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to any forward purchase agreements or backstop agreements we may enter into), (iii) shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, (iv) or a combination of the foregoing or other sources.

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

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
•	may adversely affect prevailing market prices for our Units, Public Shares and/or Public Warrants; and
•	may not result in adjustment to the exercise price of our Warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our Class A Ordinary Shares;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the financial statements and the notes thereto contained elsewhere in this Report, as of December 31, 2023, we had $436,317 of cash held outside of the Trust Account, and no deferred offering costs. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure our shareholders that our plans to raise capital or to complete our initial Business Combination will be successful.

Recent Developments

On January 5, 2024, we received the remaining $500,000 of proceeds from the September 2023 Promissory Notes.  On January 17, 2024, February 16, 2024, March 18, 2024 and April 17, 2024, we made the monthly deposit totaling $125,000 to extend the Combination Period until May 18, 2024.

On April 17, 2024, we received a notice from NYSE that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the SEC. The NYSE Notice has no immediate effect on the listing of our Ordinary Shares on NYSE. The NYSE Notice informed us that, under NYSE rules, the Company has six months from April 16, 2024 to regain compliance with the NYSE listing standards by filing this Report with the SEC. If we fail to file this Report within the six-month period, NYSE may grant, in its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. The NYSE Notice also notes that NYSE may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

On April 24, 2024, Michael H. Liu notified the Board of his resignation as Chief Financial Officer and director of the Company, effective on April 23, 2024. On April 29, 2024, the Board appointed (i) Chunyi (Charlie) Hao, the Company’s President and Chairman of the Board, as the Chief Financial Officer of the Company, effective on April 29, 2024, and (ii) Xiaoma (Sherman) Lu, the Company’s Chief Executive Officer, as a director of the Company, to fill the vacancy left by Mr. Liu’s departure, effective on April 29, 2024.

On April 26, 2024, the Company entered into the Amended Lock-Up Agreements with two Helport Investors, pursuant to which the Helport Investors agreed not to execute a Prohibited Transfer during the Lock-Up Period, provided, however, (i) each Helport Investor would be permitted to transfer the Lock-Up Securities during the Lock-Up Period to certain other shareholders of Helport, subject to certain trading volume limitations, and (ii) if each Holder made a credit facility available to Helport of at least $2,000,000 and $4,000,000, respectively, the Lock-Up Securities would be subject to early release upon the twelve-month anniversary of the Closing.

On May 3, 2024, the Company issued the May 2024 Promissory Notes in connection with working capital loans to the Company, consisting of (i) an unsecured promissory note in the principal amount of up to $400,000 to Chunyi (Charlie) Hao, the Company’s President, Chief Financial Officer and Chairman of the Board of the Company, and (ii) an unsecured promissory note in the principal amount of up to $200,000 to Xiaoma (Sherman) Lu, the Company’s Chief Executive Officer and a director of the Company.

Helport Business Combination

On November 12, 2023, we entered into the Helport Business Combination Agreement with Pubco, the First Merger Sub, the Second Merger Sub, Helport, the Purchaser Representative and the Seller Representative. Pursuant to the Helport Business Combination Agreement, subject to the terms and conditions set forth therein. at the closing of the Helport Business Combination, (i) the First Merger Sub will merge with and into Helport with Helport surviving such merger as a wholly-owned subsidiary of Pubco and the outstanding securities of Helport being converted into the right to receive securities of Pubco; and (ii) subsequently, the Second Merger Sub will merge with and into our Company, with our Company surviving such merger as a wholly-owned subsidiary of Pubco and our outstanding securities being converted into the right to receive securities of Pubco.

On December 18, 2023, we entered into the Helport Business Combination Agreement Amendment with Pubco, the First Merger Sub, the Second Merger Sub, Helport, the Purchaser Representative and the Seller Representative, which amended the Helport Business Combination Agreement.

For a full description of the Helport Business Combination Agreement, the Helport Business Combination Agreement Amendment and the proposed Helport Business Combination, please see “Item 1. Business.”

Extension of Our Combination Period

We initially had until July 18, 2023, 21 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On June 18, 2023, we held the 2023 EGM, at which our shareholders approved the Memorandum Amendment Proposals. In connection with the shareholders’ approval of the Memorandum Amendment Proposals, the holders of 12,391,198 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of approximately, $130,320,650 in the 2023 Redemptions, without taking into account additional allocation of payments to cover any tax obligation of our Company. Following the 2023 Redemptions, there were 10,608,802 Class A Ordinary Shares and 5,750,000 Class B Ordinary Shares issued and outstanding.

Sponsor Handover

On July 18, 2023, we entered into the Sponsor Handover Securities Transfer Agreement with the Prior Sponsor and the Sponsor Purchasers, whereby the Prior Sponsor agreed to transfer to the Sponsor Purchasers, 3,046,634 Class B Ordinary Shares and 4,961,250 Private Placement Warrants, which the Prior Sponsor purchased in connection with the Initial Public Offering and Private Placement. In addition, the Sponsor Handover Sellers transferred an aggregate of 1,380,866 Class B Ordinary Shares to Chunyi (Charlie) Hao, our President, Chief Financial Officer and Chairman of the Board of Directors, pursuant to the Sponsor Handover Share Transfer Agreements. In connection with the Sponsor Handover Securities Transfer Agreement, any accounts payable and accrued expenses in excess of $200,000 that were incurred by the Company prior to the Sponsor Handover was the responsibility of the Prior Sponsor to settle (the “Company Liability”). Following the transaction, any remaining liabilities incurred by the Company prior to the Sponsor Handover and any liabilities incurred post-the Sponsor Handover, continued as a liability to the Company. The Company incurred $191,628 in excess of the $200,000 Company Liability. The Prior Sponsor paid $191,628 for outstanding accounts payable and accrued expenses, which was recorded as additional paid-in capital for the year ended December 31, 2023. After the closing of the Sponsor Handover on July 18, 2023, the Sponsor Handover Sellers held an aggregate of 1,322,500 Class B Ordinary Shares, and the Prior Sponsor held 2,383,750 Private Placement Warrants.

For a full description of the Sponsor Handover, please see “Item 1. Business.”

Results of Operations

Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, which was consummated on October 18, 2021, and since the Initial Public Offering, searching for and consummating prospective initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited the financial statements and the notes thereto contained elsewhere in this Report.

For the year ended December 31, 2023, we had net income of $7,120,609, which consists of operating costs of $(2,365,310) offset by interest income of $8,816,194, change in fair value of warrant liabilities of $188,450, and forgiveness of deferred underwriting fee payable totaling $481,275.

For the year ended December 31, 2022, we had net income of $11,758,533, which consists of operating costs of $(996,769), offset by interest earned of $3,636,252 and change in fair value of warrant liability totaling $9,119,050.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023 and 2022, we had cash outside the Trust Account of $436,317 and $587,546 available for working capital needs, respectively. As of December 31, 2023 and 2022, we had cash held in the Trust Account of $115,166,848 and $235,933,496, respectively. All cash held in the Trust Account are generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Ordinary Shares. As of December 31, 2023 and December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

On November 9, 2023, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

Until consummation of our Business Combination, we have used and will continue to use the funds not held in the Trust Account, and any additional Working Capital Loans for (i) identifying and evaluating prospective acquisition candidates, (ii) performing business due diligence on prospective target businesses, (iii) traveling to and from the offices, plants or similar locations of prospective target businesses, (iv) reviewing corporate documents and material agreements of prospective target businesses, (v) selecting the target business to acquire, and (vi) structuring, negotiating and consummating the Business Combination.

Going Concern

We have until October 18, 2024, the end of the Combination Period, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and a further extension is not approved by our shareholders, there will be a mandatory liquidation and subsequent dissolution of our Company. In connection with our assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” Management has determined that the mandatory liquidation, should a Business Combination not occur within the Combination Period, approval for extension of the Combination Period needed by our shareholders, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 18, 2024.

Additionally, we may need to raise additional capital to operate our business prior to our initial Business Combination through loans or additional investments. Our officers, directors, Sponsor or affiliate of our Sponsor may, but are not obligated to loan the Company Working Capital Loans to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. No adjustments have been made relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

On June 12, 2023, we issued the Prior Sponsor WCL Promissory Note to the Prior Sponsor, whereby the Prior Sponsor agreed to loan us up to $250,000 to us for working capital needs as a Working Capital Loan. The Prior Sponsor has the option to convert all or any portion of such Working Capital Loan into Private Placement Warrants at a price of $1.00 per Private Placement Warrant. This Working Capital Loan accrues no interest on the unpaid principal balance and is due on demand by the Prior Sponsor. Drawdowns could be requested until December 31, 2023. During July 2023 we had drawdowns totaling $158,968 under the Prior Sponsor WCL Promissory Note. On September 6, 2023, the Prior Sponsor agreed to forgive the Prior Sponsor WCL Promissory Note balance due of $158,968, with the fair value on September 6, 2023 of $58,992. The initial difference between the cash value and fair value of the Working Capital Loan under the Prior Sponsor WCL Promissory Note totaling $99,976 is included in additional paid in capital for the year ended December 31, 2023 presented in the financial statements contained elsewhere in this Report. We accounted for the extinguishment of the fair value of such Working Capital Loan as additional paid in capital due to the related party relationship in accordance with FASB ASC Topic 470-50-40-2, ”Debt”.

On July 18, 2023, we issued the July 2023 Promissory Note in an amount of $375,000, to Chunyi (Charlie) Hao, our President, Chief Financial Officer and Chairman of the Board of Directors, for depositing $375,000 into the Trust Account to support the first three months of the extension of our Combination Period from July 18, 2023 to October 18, 2023 pursuant to the Extension Amendment Proposal. The July 2023 Promissory Note does not bear interest and is due and payable on the earlier of the date (i) that we consummate an initial Business Combination and (ii) of our liquidation. As of December 31, 2023, we had received $375,000 of the proceeds from the July 2023 Promissory Note.

On September 13, 2023, we issued the September 2023 Promissory Notes in an aggregate amount of $2,125,000 to our officers and their affiliates, for our working capital needs. The September 2023 Promissory Notes do not bear interest and mature upon the earlier of the date (i) that we consummate an initial Business Combination and (ii) of our liquidation. As of December 31, 2023, we had received $1,625,000 of the proceeds from the September 2023 Promissory Notes. On January 5, 2024, we received the remaining $500,000 of proceeds from the September 2023 Promissory Notes.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Report as we have not conducted any operations to date.

Forward Purchase Agreements

On June 21, 2021 and July 26, 2021, respectively, we entered into forward purchase agreements (the “Forward Purchase Agreements”), pursuant to which one Anchor Investor and one institutional accredited investor (the “Forward Purchase Investors”) that are not affiliated with the Prior Sponsor, Sponsor or any member of Management, subscribed to purchase from us an aggregate of 4,500,000 Class A Ordinary Shares at a price of $10.00 per share, each in a private placement that would close immediately prior to the closing of our initial Business Combination. On September 13, 2023 and September 14, 2023, we entered into agreements with the Forward Purchase Investors to mutually terminate and cancel the Forward Purchase Agreements.

Investment Banking Services Agreement

In February 2023, we entered into an agreement with a third-party investment banking company (the “Investment Banking Services Agreement”) to provide certain investment banking services in connection with a potential Business Combination of a privately held company and a possible private placement by us to one or more potential investors of our securities in connection with the potential Business Combination. Pursuant to the Investment Banking Services Agreement, we agreed, among other things, to reimburse the investment banking company for all reasonable out-of-pocket expenses, not to exceed $525,000, regardless of the consummation of a Business Combination. As of December 31, 2023 we had paid all outstanding reimbursable costs, totaling $98,089.

In July 2023, we terminated the Investment Banking Services Agreement for the provision of certain investment banking services in connection with a potential Business Combination, which included waiver of all potential fees and rights thereunder by the third-party investment banking company, excluding the above unbilled reimbursable costs noted above.

Administrative Support Agreement

In connection with the Initial Public Offering, we entered into the Administrative Support Agreement with the Prior Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company would cease paying these monthly fees. As of June 30, 2023 and December 31, 2022, we owed the Prior Sponsor $204,516 and $144,516, respectively, under the Administrative Support Agreement. However, on June 30, 2023, in connection with the Sponsor Handover, the Administrative Support Agreement was terminated and the outstanding amount was cancelled.

Underwriting Agreement

 Pursuant to the IPO Underwriting Agreement, we paid an underwriting discount of $0.20 per Unit Offering Price (as defined in the IPO Underwriting Agreement) to the underwriters at the closing of the Initial Public Offering. The underwriting discount was paid in cash. In addition, we agreed to pay deferred underwriting commissions of $0.45 per Unit, or $10,350,000 in the aggregate. The deferred underwriting commission would become payable to the underwriters from the amount held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the IPO Underwriting Agreement, including the performance of services specified therein.

On June 23, 2023, in connection with the Sponsor Handover, the underwriters agreed to waive their entitlement to the deferred underwriting commission of $10,350,000 to which it became entitled upon completion of the Initial Public Offering. As a result, we derecognized the entire deferred underwriting fee payable of $10,350,000 and recorded $9,868,725 of the forgiveness of the deferred underwriting fee allocated to Public Shares to additional paid-in capital and the remaining balance of $481,275 was a gain from extinguishment of liability allocated to warrant liabilities.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. The critical accounting estimates, assumptions, judgements and the related policies that we believe have the most significant impact on our financial statements are described below:

Prior Sponsor Working Capital Convertible Note

We utilized a third-party valuation firm to estimate the fair value of the Prior Sponsor WCL Promissory Note. A valuation approach utilizing a compound option valuation model was used to provide the estimated fair value. Some of the inputs utilized included the conversion Price, Private Placement Warrant price, volatility of the Ordinary Shares, risk-free rate, dividend yield, and probability of completing a Business Combination. The most significant estimate relates to the probability of completing a Business Combination which is based on the facts and circumstances at the time on whether the Business Combination would occur. The facts and circumstances contemplated included the communications with any targets and whether a Business Combination agreement had been signed yet.

Fair Value of Class B Ordinary Shares for Share-based Compensation

The Company utilized a third party valuation firm to estimate the fair value of the Class B Ordinary Shares in order to calculate the share-based compensation expense for the year ended December 31, 2023. Some of the inputs used to calculate included, the share price of the Class A Ordinary Shares at July 18, 2023, volatility of the Company’s ordinary shares, dividend yield and probability of completing a business combination. The most significant estimate related to the fair value of the Class B Ordinary Shares related to the probability of a business combination which was based on facts and circumstances at the time on whether the business combination would occur. The facts and circumstances contemplated included current pipeline of targets at July 18, 2023 and the current market regarding SPAC’s that were able to consummate a business combination.

Recent Accounting Pronouncements

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 – Summary of Significant Accounting Policies, of the financial statements and notes thereto beginning on page F-1 of this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-29 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2023, due to the material weaknesses in our internal control over financial reporting related to the accounting and recording of liabilities in 2021 and accounting and recording financial instruments related to convertible debt and share based compensation, and extinguishment of related party liabilities as of December 31, 2023. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, Management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management is in the process of implementing remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting process after the recently identified material weaknesses noted above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023 due to a previously identified material weaknesses related to accounting and reporting of liabilities for the year ended December 31, 2021. Additionally, Management has identified material weaknesses in 2023, related to failure to properly account for and classify the extinguishment of the Prior Sponsor’s Working Capital Loan and the service administrative fee as capital contributions in accordance with U.S. GAAP and failure to record share-based compensation costs related to Founder Shares transferred to former directors of the Company.

Management has implemented remediation steps to improve our internal control over financial reporting related to the material weakness identified in 2021. Specifically, we have implemented the following:

•

We have implemented procedures to identify all our accrued liabilities through communication with management and third party vendors for services performed but not billed before preparing financial statements.

•	Expenses are reviewed by the chief financial officer as part of their quarterly review of the financial statements.

Management is in the process of implementing remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting process after the identified material weaknesses related to the extinguishment of convertible debt and service administrative fees and accounting for share based compensation noted for 2023. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Xiaoma (Sherman) Lu	57	Chief Executive Officer and Director
Ri (Richard) Yuan	48	Chief Investment Officer
Chunyi (Charlie) Hao	64	President, Chief Financial Officer and Chairman of the Board
Xinyue (Jasmine) Geffner	51	Director
Stephen Markscheid	70	Director
Wang Chiu (Tommy) Wong	50	Director

The experience of our directors and executive officers is as follows:

Xiaoma (Sherman) Lu has served as our Chief Executive Officer since September 11, 2023, and a director since April 2024. Mr. Lu is a founding partner and has been a managing director of East Stone Capital Limited, a private equity firm focusing on emerging industries, since October 2017. Currently, Mr. Lu serves as independent non-executive director on the board of NWTN Inc. (Nasdaq: NWTN), which completed a business combination with East Stone Acquisition Corporation in November 2022 and for which Mr. Lu served as Chief Executive Officer and a director prior to the business combination. From January 2017 to November 2017, Mr. Lu served as the Executive Vice president of Kangde Investment Group, a Chinese company engaging in new energy and financial services and capital investment. Prior to that, Mr. Lu served as the Chief Executive Officer of Wanda Investment Company and Vice President of Wanda Financial Group, the investment and financial arms of Wanda Group, a Chinese multinational conglomerate in the real estate, hospitality, retailing, entertainment and heath care, responsible for business expansion, capital investment, and cross board merger and acquisition in commercial real estate and entertainment business from May 2015 to December 2016. Mr. Lu served as the Executive Vice President of Shenzhen Stock Exchange, one of the two primary stock exchanges in China, overseeing public company governance, product development and international businesses from November 2012 to May 2015. Prior to Shenzhen Stock Exchange, Mr. Lu was a full-time non-executive board director, representing Central Huijin Investment Co, at China Construction Bank from August 2010 to November 2012. Mr. Lu has also served in various positions and in different functions at State Street Corporation (NYSE: STT) from May 2000 to August 2010, a financial services and bank holding company headquartered in Boston with operations worldwide. He also serves as an independent director on the boards of Forgame Holdings Limited (HK.0484), a China-based gaming, trading and development company, Sailing Henan Investment, a private investment company, and Bank of China International (China) Co, Limited (601696.SH), an affiliate of Bank of China, which offers investment banking and securities brokerage services in China. From June 2017 to August 2022, Mr. Lu served as an independent director on the board of Yango Group Co., Ltd. (000671.SZ), a China-based company principally engaged in real estate development. Mr. Lu received his Bachelor’s and Master’s degree in thermal engineering from Tsinghua University in Beijing, China and an MBA degree from Boston College. Mr. Lu is well qualified to serve as the Company’s director due to his prior experience serving on public company boards and his extensive investment and financial experience.

Ri (Richard) Yuan has been our Chief Investment Officer since September 2023. He is an accomplished executive with a proven track record in the technology industry. From January 2013 to January 2023, he served as General Manager of Zhejiang Zelihe Investment Management Co., Ltd., an investment management company, responsible for the company’s daily management and project review for external investments. Mr. Yuan has extensive leadership experience, including his roles as Director at Jinhua Julong Pipe Industry Co., Ltd, a construction material manufacturing company, from 2009 to 2013 and as Deputy General Manager at Zhejiang Weike Venture Investment Co., Ltd., an investment company, from 2009 to 2012. He holds a Bachelor’s degree in international trade from Zhejiang University and a Master’s degree in Finance from Zhejiang University.

Chunyi (Charlie) Hao has been our President and has served as the Chairman of our Board of Directors since September 2023 and our Chief Financial Officer since April 2024. Prior to that, he served as our Chief Executive Officer and director from July 2023 to September 2023. He is a founding partner and has been a managing director of East Stone Capital Limited, a private equity firm focusing on emerging industries, since October 2017. He has also served as a director of Finnovate Acquisition Corp. (Nasdaq: FNVT), a special purpose acquisition company, since May 2023. Most recently, Mr. Hao served as Chairman of the Board and Chief Financial Officer of East Stone Acquisition Corporation from August 2018 through November 2022, when it completed its business combination with NWTN, Inc. (Nasdaq: NWTN). Mr. Hao has served as chief executive officer and president of Shandong Haizhishe Energy Engineering Co., Ltd., a solar and wind engineering company in China, and was in charge of the daily operations and business development of the company from December 2015 to March 2019. Prior to that, Mr. Hao was an investment officer of Shanghai Guxin Investment Limited, a firm engaging in the investment of solar farms across China, from 2014 to June 2015. He served as chief financial officer at Delphi Automotive Corp (Saginaw Steering System) (“Delphi”) of General Motors Inc., overseeing joint venture operation across China and Asia Pacific from 1995 to 1998. Mr. Hao is an independent director of Cogobuy Group PLC (HKSE: 0400.HK), an e-commerce platform and distributor for electronic goods in China. He served as chief executive officer and director at China Fundamental Acquisition Corporation and a board director and president of China operations at Asia Automotive Acquisition Corporation, two SPACs in 2008 and 2006, respectively. Mr. Hao received his Bachelor’s degree in French from Beijing Language and Culture University, a Master of Arts degree from the University of Notre Dame and an MBA degree from Pace University. Mr. Hao is well qualified to serve as the Company’s director due to his extensive experience with SPACs, as well as his expertise in management, finance and capital investments.

Xinyue (Jasmine) Geffner has served on our Board of Directors since August 2023. She has served as an Independent Non-Executive Director of the board of directors of NWTN, Inc. (Nasdaq: NWTN), an electric vehicle company, since November 2022. Ms. Geffner has been the Chief Financial Officer of Dorsett Hospitality International Services Limited (part of HKSE: 0035.HK) since February 2019. She was a director and the audit committee chair of China Finance Online Co. Limited (Nasdaq: JRJC) from May 2021 to November 2021. She led the successful IPO of GreenTree Hospitality Group Limited on New York Stock Exchange (NYSE: GHG) in March 2018 and served as Chief Financial Officer from October 2017 to December 2018 at GreenTree. She served as a vice president in charge of corporate finance and development with Asia Pacific in LeEco from October 2016 to August 2017. She was an independent director of AG Semiconductor (Hong Kong) Ltd. from April 2013 to April 2017. From August 2014 to March 2016, she served as Chief Financial Officer of Carnival Group International Holdings Limited (HKSE: 0996.HK). From November 2008 to January 2011, she served as a director of corporate and institutional banking in ANZ Hong Kong. From March 2005 to February 2008, she worked for HSBC as a head of China business development and as a vice president of the consumer and retail group in New York. Ms. Geffner received a bachelor’s degree in international marketing and finance from the City University of New York in February 1994 and an MBA degree from the Stern School of Business at New York University in September 1997. She is a Certified Public Accountant (CPA) in both Washington State, USA and Hong Kong. She is also a CFA Charterholder. Ms. Geffner is well qualified to serve as a director due to her extensive experience in finance, accounting, banking and capital markets.

Stephen Markscheid has served on our Board of Directors since August 2023. He has been the Managing Principal of Aerion Capital, a family office, since July 2022. He currently serves as independent non-executive director of six other publicly listed companies: Jinko Solar Inc. (NYSE: JKS), a solar panel manufacturer (since 2010); Kingwisoft Technology Services Ltd. (HKSE: 8295.HK), an information technology company (since 2016); Monterey Capital Acquisition Corporation (Nasdaq: MCAC), a special purpose acquisition company (since 2022); Four Leaf Acquisition Corporation (Nasdaq: FORL), a special purpose acquisition company (since 2023); Richtech Robotics Inc. (Nasdaq: RR), a automation company (since November 2023); and QMIS TBS Capital Group Corp. (since March 2024). Mr. Markscheid previously served as a director of UGE International (XTSX:UGE), a solar installation company, from August 2019 to July 2023, Fanhua, Inc. (Nasdaq: FANH), a financial services provider, from 2007 to February 2024, and Centro Electric Group Limited (Nasdaq: CENN), an electric vehicle technology company, from 2023 to March 2024. He is also a trustee emeritus of Princeton-in-Asia. From 1998 to 2006, he worked for GE Capital. During his time with GE Capital, Mr. Markscheid led GE Capital’s business development activities in China and Asia Pacific, primarily acquisitions and direct investments. Prior to GE Capital, Mr. Markscheid worked with the Boston Consulting Group throughout Asia. He was a banker for ten years in London, Chicago, New York, Hong Kong and Beijing with Chase Manhattan Bank and First National Bank of Chicago. Mr. Markscheid began his career with the US-China Business Council, in Washington D.C. and Beijing. He earned a BA in East Asian Studies from Princeton University in 1976, an MA in international affairs from Johns Hopkins University in 1980, and an MBA from Columbia University in 1991, where he was class valedictorian. Mr. Markscheid is well qualified to serve as a director due to his extensive investment experience and his experience working with special purpose acquisition companies.

Mr. Markscheid was a consolidated defendant in his capacity as a director of ChinaCast Education Corporation (“ChinaCast”) in a securities lawsuit filed on May 2, 2012 in the U.S. District Court for the Central District of California, alleging misrepresentation of ChinaCast’s financial conditions and its failure to disclose cash transfers of $120 million to certain officers and directors of ChinaCast. On November 8, 2016, the district court ruled in favor of the class action plaintiffs, finding ChinaCast was liable for $65.8 million. On August 25, 2014, a securities complaint alleging similar violations was also filed in the Delaware Court of Chancery (the “Chancery Court”) by ChinaCast, where Mr. Markscheid was named a third-party defendant. On March 23, 2015, the Chancery Court entered a judgment in favor of the plaintiff, ordering a former director of ChinaCast with damages of $183.3 million caused by breach of fiduciary duty. The former director filed a third party complaint against the other directors, including Mr. Markscheid, which was settled in December 2022.

Mr. Markscheid was a defendant in his capacity as a director of JinkoSolar Holding Co. Ltd. (“JinkoSolar”) in a class action securities lawsuit filed in October 2011. The plaintiff alleged the JinkoSolar directors of making materially false and misleading statements regarding its compliance with environmental regulations. The case was settled in March 2016.

Mr. Markscheid was a defendant in his capacity as a director of China Integrated Energy, Inc. (“CBEH”) in a class action securities lawsuit filed on June 30, 2011, where the president, officers, directors of CBEH were alleged to have disseminated materially misleading statements and failed to disclose material information concerning the CBEH’s true financial condition and business prospects (“CBEH June 2011 Case”). Mr. Markscheid was also a defendant in his capacity as a director of CBEH in a class action securities lawsuit filed on July 8, 2011, where the officers of CBEH were alleged to have made improper statements regarding its financial results and business operations, caused it to enter into non-accretive acquisitions for entities that they knew were overvalued, failed to implement an effective system of internal and financial controls, and obstructed the CBEH’s audit committee’s independent investigation (“CBEH July 2011 Case”). CBEH June 2011 Case and CBEH July 2011 Case were later consolidated, which was settled in December 2015.

Wang Chiu (Tommy) Wong has served on our Board of Directors since August 2023. He is a seasoned finance and investment professional with more than 20 years of experience. Mr. Wong has served as the Chief Financial Officer and director of Finnovate Acquisition Corp. (Nasdaq: FNVT), a special purpose acquisition company, since May 2023. Since November 2012, Mr. Wong has worked at Yitian Group in various roles, and most recently as a vice president with responsibility for urban renewal projects. During his tenure, Mr. Wong led negotiations with numerous stakeholders and overseen various managerial finance and property management functions. From August 2004 to October 2012, he worked at Safe Chemical, a Hong Kong-based chemicals company, as general manager. Mr. Wong was also a business development manager at iiLcorp Limited, a communications firm from January 2003 to August 2004. Mr. Wong received his Bachelor of Science degree from the Chinese University of Hong Kong and was a visiting student at the University California, Los Angeles. He received a Master of Public Affairs from Indiana University with a concentration in Information Systems and Public Finance. Mr. Wong is well-qualified to serve on our Board of Directors due to his extensive managerial finance-related experience.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as described above, there are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our Board is comprised of five members. Our Board of Directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Xinyue (Jasmine) Geffner and Chunyi (Charlie) Hao, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Stephen Markscheid and Wang Chiu (Tommy) Wong, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Xiaoma (Sherman) Lu, will expire at our third annual general meeting.

Prior to the completion of an initial Business Combination, any vacancy on the Board of Directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the Board of Directors for any reason.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum as it deems appropriate. Our Amended and Restated Memorandum provides that our officers may consist of one or more chairman of the Board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the Board of Directors.

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

Audit Committee

We established an audit committee of the Board of Directors. Xinyue (Jasmine) Geffner, Stephen Markscheid and Wang Chiu (Tommy) Wong serve as members of our audit committee. Ms. Geffner serves as chair of the audit committee. Each member of the audit committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. Each member of the audit committee is financially literate, and our Board has determined that Ms. Geffner qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K, and possesses accounting or related financial management expertise, as required under the rules of the NYSE.

We have adopted an amended audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and

•	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Compensation Committee

We established a compensation committee of the Board of Directors. Xinyue (Jasmine) Geffner and Wang Chiu (Tommy) Wong serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, and all three such members are independent. Ms. Geffner serves as chair of the compensation committee.

We have adopted an amended compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement;

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

•	advising the Board and any other Board committees if the clawback provisions of the Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, is paid to any of our current shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a Business Combination. Accordingly, it is likely that prior to the consummation of our initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The amended compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee. Stephen Markscheid is the sole member of our nominating and corporate governance committee. The primary purposes of our nominating and corporate governance committee is to assist the Board of Directors in:

•	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board of Directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the Board of Directors;

•	developing, recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the Board of Directors its committees, individual directors and management in the governance of our Company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Our nominating and corporate governance committee recommends to the Board of Directors candidates for nomination for appointment at any annual general meeting. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our nominating and corporate governance committee charters as exhibits to the IPO Registration Statement, and copies of our amended audit and compensation committee charters as exhibits to this Report. Our shareholders may review these documents by accessing our public filings at the SEC’s website at www.sec.gov and at our website at https://tristaracq.com/. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On December 1, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in Section 303A.14 of the NYSE Listed Company Manual (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Ordinary Shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2023, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except as set forth below:

Ms. Geffner, one of our directors, failed to timely file one Form 3.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Our executive officers and directors, or their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews, on a quarterly basis, all payments that were made by us to our executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination are made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by us to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination, such as the Helport Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of May 8, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 16,358,802 shares of our Ordinary Shares, consisting of (i) 10,608,802 Class A Ordinary Shares and (ii) 5,750,000 Class B Ordinary Shares, issued and outstanding as of May 8, 2024. On all matters to be voted upon, except for the election of directors of the Board, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
Name and Address of Beneficial Owner(2)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Navy Sail International Limited (our Sponsor)(3)	—	—	715,125	12.4%	4.4%
Chunyi (Charlie) Hao(4)	—	—	2,907,500	50.6%	17.8%
Xiaoma (Sherman) Lu	—	—	—	—	—
Ri (Richard) Yuan	—	—	—	—	—
Xinyue (Jasmine) Geffner	—	—	—	—	—
Stephen Markscheid	—	—	—	—	—
Wang Chiu (Tommy) Wong	—	—	—	—	—
All directors and executive officers as a group (6 individuals)	—	—	2,907,500	50.6%	17.8%

Other 5% Shareholders
Tristar Holdings I LLC(5)	—	—	872,658	15.2%	5.3%
Cable One, Inc.(6)	1,980,000	18.7%	—	—	12.1%
Radcliffe Parties(7)	1,241,525	11.7%	—	—	7.6%
Highbridge Capital Management, LLC (8)	1,051,255	9.9%	—	—	6.4%
Picton Mahoney Asset Management(9)	1,013,160	9.6%	—	—	6.2%
First Trust Parties(10)	1,006,705	9.5%	—	—	6.2%
Calamos Market Neutral Income Fund(11)	900,000	8.5%	—	—	5.5%
D.E. Shaw Parties(12)	850,000	8.0%	—	—	5.2%
K2 Parties(13)	780,331	7.4%	—	—	4.8%
Cowen and Company, LLC (14)	776,430	7.3%	—	—	4.7%
Periscope Capital Inc.(15)	552,001	5.2%	—	—	3.4%

*	Less than 1%
(1)	The following table does not include any Class B Ordinary Share held by any Anchor Investors.
(2)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Tristar Acquisition I Corp., 2 Burlington Woods Drive, Suite 100, Burlington, MA 01803.
(3)

The shares reported in this row are held of record by our Sponsor, Navy Sail International Limited, a British Virgin Islands company. Chunyi (Charlie) Hao, our President, Chief Financial Officer and Chairman of our Board of Directors, is the sole shareholder and director of the Sponsor, and as such, has voting and investment discretion with respect to the shares held of record by the Sponsor and may be deemed to have beneficial ownership of such shares. Mr. Hao disclaims beneficial ownership of the securities held by the Sponsor other than to the extent of his direct or indirect pecuniary interest in such securities.

(4)	The shares beneficially owned include: (i) 715,125 Class B Ordinary Shares held by the Sponsor; and (ii) 2,192,375 Class B Ordinary Shares held directly by Mr. Hao.
(5)

The shares reported in this row are held of record by our Prior Sponsor, Tristar Holdings I LLC, a Delaware limited liability company. William M. Mounger is the managing member of Prior Sponsor, and as such, has voting and investment discretion with respect to the shares held of record by Prior Sponsor and may be deemed to have beneficial ownership of such shares. Mr. Mounger disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(6)

Based a Schedule 13G filed with the SEC on October 27, 2021 by Cable One, Inc., a Delaware corporation (“Cable One”). The number of Public Shares held by Cable One is reported as of October 18, 2021, which does not reflect any redemption of shares by Cable One in the 2023 Redemptions or any other transactions after October 18, 2021, such as the Sponsor Handover. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect Cable One’s current beneficial ownership. The principal business address for Cable One is 210 E. Earll Drive, Phoenix, Arizona 85012.

(7)

Based on a Schedule 13G filed with the SEC on October 14, 2021, as amended on February 14, 2022, by (i)  Radcliffe Capital Management, L.P., a Delaware limited partnership (“Radcliffe”), (ii) RGC Management Company, LLC, a Delaware limited liability company (“RGC”), (iii) Steven B. Katznelson, a citizen of Canada, the United States and the United Kingdom (“Mr. Katznelson”), (iv) Christopher Hinkel, a citizen of the United States (“Mr. Hinkel”), (v) Radcliffe SPAC Master Fund, L.P., a limited partnership of the Cayman Islands (“Radcliffe Master Fund”), and (vi) Radcliffe SPAC GP, LLC, Delaware limited liability company (“Radcliffe GP,” collectively with Radcliffe, RGC, Mr. Katznelson, Mr. Hinkel, Radcliffe Master Fund and Radcliffe GP, the “Radcliffe Parties”). Such Public Shares are held of record by Radcliffe Master Fund, which shares voting and investment power over such shares with Radcliffe GP, Mr. Katznelson, Mr. Hinkel, RGC and Radcliffe, each of whom may be deemed to beneficially own such Public Shares. The number of Public Shares held by the Radcliffe Parties is reported as of December 31, 2021, which does not reflect any redemption of shares by Radcliffe Parties’ in the 2023 Redemptions or any other transactions after December 31, 2021, such as the Sponsor Handover. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Radcliffe Parties’ current beneficial ownership. The principal business address for each of the Radcliffe Parties.is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(8)

Based on a Schedule 13G filed with the SEC on November 5, 2021, as amended on January 27, 2022, by Highbridge Capital Management, LLC, a Delaware limited liability company (“Highbridge”), which, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the Public Shares held by the Highbridge Funds. The number of Public Shares held by Highbridge is reported as of December 31, 2021, which does not reflect any redemption of shares by Highbridge in the 2023 Redemptions or any other transactions after December 31, 2021, such as the Sponsor Handover. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect Highbridge’s current beneficial ownership. The principal business address for Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(9)	Based on a Schedule 13G filed with the SEC on January 23, 2024 by Picton Mahoney Asset Management (“Picton”). The principal business address for Picton is 3 Yonge St #830, Toronto, ON M5E 1G4, Canada.
(10)

Based on a Schedule 13G filed with the SEC on February 14, 2024 by (i) First Trust Merger Arbitrage Fund, a series of Investment Managers Series Trust II (“VARBX”), (ii) First Trust Capital Management L.P., an investment adviser registered with the SEC , (“FTCM”), (iii) First Trust Capital Solutions L.P., a Delaware limited partnership and control person of FTCM (“FTCS”) and (iv) FTCS Sub GP LLC, a Delaware limited liability company and control person of FTCM (“Sub GP” and collectively with VARBX, FTCM and FTCS, the “First Trust Parties”). FTCM provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act, specifically First Trust Multi-Strategy Fund and VARBX, (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including our Ordinary Shares), as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any Public Shares held in the Client Accounts. As of December 31, 2023, VARBX held 959,011 Public Shares, while FTCM, FTCS and Sub GP collectively held 1,006,705 Public Shares. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

(11)

Based on a Schedule 13G filed with the SEC on February 14, 2024 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (“Calamos”). The principal business address of Calamos is 2020 Calamos Court, Naperville, IL 60563.

(12)

Based on a Schedule 13G filed with the SEC on October 28, 2021, as amended on February 14, 2023, by (i) D. E. Shaw Valence Portfolios, L.L.C., a Delaware limited liability company (“D.E. Shaw Valence”), (ii) D. E. Shaw & Co., L.L.C., a Delaware limited liability company (“D.E. Shaw LLC”), (iii) D. E. Shaw & Co., L.P., a Delaware limited partnership (“D.E. Shaw LP”), and (iv) David E. Shaw, a United States citizen (“Mr. Shaw.” collectively, with D.E. Shaw Valence, D.E. Shaw LLC and D.E. Shaw LP,  the “D. E. Shaw Parties”). Mr. Shaw does not own any Public Shares directly. By virtue of Mr. Shaw’s position as President and sole shareholder of D. E. Shaw & Co., Inc., which is the general partner of D. E. L.P., which in turn is the investment adviser of D. E. Shaw Valence, and by virtue of David E. Shaw’s position as President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw L.L.C., which in turn is the manager of D. E. Shaw Valence, Mr. Shaw may be deemed to have the shared power to vote or direct the vote of, and the shared power to dispose or direct the disposition of, such Public Shares and may be deemed to be the beneficial owner of such Public Shares, of which Mr. Shaw  disclaims beneficial ownership. The number of Public Shares held by the D.E. Shaw Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the D.E. Shaw Parties in the 2023 Redemptions or any other transactions after December 31, 2021, such as the Sponsor Handover. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the D.E. Shaw Parties’ current beneficial ownership. The principal business address for each of the D.E. Shaw Parties is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(13)

Based on a Schedule 13G filed with the SEC on October 14, 2021, as amended on January 5, 2022, by (i) Shawn Kimel Investments, Inc., an Ontario corporation (“SKI”), (ii) The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund”), (iii) K2 Genpar 2017 Inc., an Ontario corporation and the General Partner to the Fund (“Genpar 2017”), and (iv) K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates.” and collectively, with SKI, the Fund, Genpar2017, and K2 & Associates, the “K2 Parties”). Mr. Mr. Daniel Gosselin is Vice President of SKI, Secretary of Genpar 2017, and President of K2 & Associates. K2 & Associates is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund. The Public Shares are held by the Fund and Mr. Daniel Gosselin exercises ultimate voting and investment powers over the Public Shares. The number of Public Shares held by the K2 Parties is reported as of January 3, 2022, which does not reflect any redemption of shares by the K2 Parties in the 2023 Redemptions or any other transactions after January 3, 2022, such as the Sponsor Handover. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the K2 Parties’ current beneficial ownership. The principal business address for each of the K2 Parties is 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2, Canada.

(14)	Based on a Schedule 13G filed with the SEC on February 5, 2024 by Cowen and Company, LLC (“Cowen”). The principal business address of Cowen is 599 Lexington Ave. New York, NY 10022.
(15)

Based on a Schedule 13G filed with the SEC on February 9, 2024 by Periscope Capital Inc. (“Periscope”), which is the beneficial owner of 117,234 Public Shares, and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds, that collectively directly own 434,767 Public Shares. The principal business address of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, M5H 2R2, Canada.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Helport Business Combination and the Sponsor Handover, see “Item 1. Business.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In March 2021, our Prior Sponsor paid $25,000, or approximately $0.0035 per share, to cover certain offering costs on our behalf in consideration of 7,187,500 Class B Ordinary Shares, par value $0.0001. Also in March 2021, our Prior Sponsor transferred 50,000 of such Founder Shares (25,000 shares each) to Timothy Dawson and Cathy-Ann Martine-Dolecki, each a Prior Officer, and in each case, at their original purchase price. In August 2021, our Sponsor forfeited 1,437,500 of such Founder Shares in the aggregate for no consideration. In November 2021, our Sponsor transferred 150,000 of such Founder Shares (25,000 shares each) to David Barksdale, Greg Boyd, David Jones, Alex Parker, Steven Rogers, and Robert Willis, each a Prior Director, in each case for their par value. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20.0% of the issued and outstanding shares upon completion of our Initial Public Offering. The Founder Shares (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Prior Sponsor also purchased an aggregate of 7,345,000 Private Placement Warrants for a purchase price of $1.00 per whole warrant in the Private Placement. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial Business Combination.

On July 18, 2023, we entered into the Sponsor Handover Securities Transfer Agreement with the Prior Sponsor and the Sponsor Purchasers, whereby the Prior Sponsor agreed to transfer to the Sponsor Purchasers, 3,046,634 Class B Ordinary Shares and 4,961,250 Private Placement Warrants, which the Prior Sponsor purchased in connection with the Initial Public Offering and Private Placement. In addition, the Sponsor Handover Sellers transferred an aggregate of 1,380,866 Class B Ordinary Shares to Chunyi (Charlie) Hao, our President, Chief Financial Officer and Chairman of the Board of Directors, pursuant to the Sponsor Handover Share Transfer Agreements. In connection with the Sponsor Handover Securities Transfer Agreement, any accounts payable and accrued expenses in excess of $200,000 that were incurred by the Company prior to the Sponsor Handover was the responsibility of the Prior Sponsor to settle (the “Company Liability”). Following the transaction, any remaining liabilities incurred by the Company prior to the Sponsor Handover and any liabilities incurred post-the Sponsor Handover, continued as a liability to the Company. The Company incurred $191,628 in excess of the $200,000 Company Liability. The Prior Sponsor paid $191,628 for outstanding accounts payable and accrued expenses, which was recorded as additional paid-in capital for the year ended December 31, 2023. After the closing of the Sponsor Handover on July 18, 2023, the Sponsor Handover Sellers held an aggregate of 1,322,500 Class B Ordinary Shares, and the Prior Sponsor held 2,383,750 Private Placement Warrants.

On March 9, 2021, the Prior Sponsor agreed to loan us an aggregate of up to $100,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. The IPO Promissory Note was amended in April 2021 and then again in May 2021, to increase the aggregate principal balance ultimately up to $300,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was repaid on October 18, 2021 upon the closing of the Initial Public Offering.

On June 12, 2023, we issued the Prior Sponsor WCL Promissory Note to the Prior Sponsor, whereby the Prior Sponsor agreed to loan us up to $250,000 to us for working capital needs as a Working Capital Loan. The Prior Sponsor has the option to convert all or any portion of such Working Capital Loan into Private Placement Warrants at a price of $1.00 per Private Placement Warrant. This Working Capital Loan accrues no interest on the unpaid principal balance and is due on demand by the Prior Sponsor. Drawdowns could be requested until December 31, 2023. During July, 2023 we had drawdowns totaling $158,968 under the Prior Sponsor WCL Promissory Note. On September 6, 2023, the Prior Sponsor agreed to forgive the Prior Sponsor WCL Promissory Note balance due of $158,968, with the fair value on September 6, 2023 of $58,992.

On July 18, 2023, we issued the July 2023 Promissory Note in an amount of $375,000, to Chunyi (Charlie) Hao, our President, Chief Financial Officer and Chairman of the Board of Directors, for depositing $375,000 into the Trust Account to support the first three months of the extension of our Combination Period from July 18, 2023 to October 18, 2023 pursuant to the Extension Amendment Proposal. The July 2023 Promissory Note does not bear interest and is due and payable on the earlier of the date (i) that we consummate an initial Business Combination and (ii)  of our liquidation. As of December 31, 2023, we had received $375,000 of the proceeds from the July 2023 Promissory Note.

On September 13, 2023, we issued the September 2023 Promissory Notes in an aggregate amount of $2,125,000 to our officers and their affiliates, for our working capital needs. The September 2023 Promissory Notes do not bear interest and mature upon the earlier of the date (i) that we consummate an initial Business Combination and (ii)  of our liquidation. As of December 31, 2023, we had received $1,625,000 of the proceeds from the September 2023 Promissory Notes. On January 5, 2024, we received the remaining $500,000 of proceeds from the September 2023 Promissory Notes.

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

No compensation of any kind, including finder’s and consulting fees, has been or will be paid to our Sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial Business Combination. However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete an initial Business Combination, we may repay such Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of the date hereof, no such convertible loans have been issued. We may seek loans from parties other than our Sponsor, its affiliates or our Management Team, although as of the date of this Report, we do not have any such loans. In the event we do seek a third-party loan, we intend to obtain a waiver against any and all rights to seek access to funds in our Trust Account from such third party.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders, such as the Helport Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

At the time of the IPO, we entered into the Registration Rights Agreement, pursuant to which, the Prior Sponsor, Prior Directors and Prior Officers and the Anchor Investors are entitled to certain registration rights with respect to the Private Placement Warrants, the warrants issuable upon conversion of Working Capital Loans (if any) and the Class A Ordinary Shares issuable upon exercise of the foregoing and upon conversion of the Founder Shares, as long as the Prior Sponsor, Prior Directors and Prior Officers hold any securities covered by the registration agreement. Also at the time of the IPO, we entered into the Letter Agreement, pursuant to which, the Prior Sponsor and the Prior Directors and Prior Office agreed to (i) vote their shares in favor of an initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Ordinary Shares in connection with a shareholder vote to approve certain amendments to our Amended and Restated Memorandum, as set forth therein, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, and (iv) certain transfer restrictions on their Founder Shares and Private Placement Warrants. In connection with the Sponsor Handover, each of the Sponsor, its designees and our current officers signed a Sponsor Handover Joinder Agreement to become a party to the Letter Agreement and the Registration Rights Agreement. Upon their appointments to the Board, our current directors also signed Sponsor Handover Joinder Agreements.

For more information on the Sponsor Handover and the agreements entered into in connection with the Sponsor Handover, as well as the Helport Business Combination, see “Item 1. Business.”

Director Independence

NYSE listing standards require that a majority of our Board of Directors be independent. Our Board of Directors has determined that Xinyue (Jasmine) Geffner, Stephen Markscheid and Wang Chiu (Tommy) Wong are “independent directors” as defined in the NYSE listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $334,235 and $125,660, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

All other fees consist of fees billed for all other services.  We did not pay Marcum for any other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, any such services rendered prior to the formation of our audit committee in 2021 were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

TRISTAR ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Tristar Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tristar Acquisition I Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 , in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before October 18, 2024. The Company entered into a business combination agreement with a business combination target on November 12, 2023, as amended on December 18, 2023; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to October 18, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after October 18, 2024 in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

May 8, 2024

TRISTAR ACQUISITION I CORP.
BALANCE SHEETS
December 31,

	2023	2022
ASSETS

CURRENT ASSETS:
Cash	$436,317	$587,546
Prepaid expenses	217,255	258,535
Total current assets	653,572	846,081

Cash and Investments held in trust account	115,166,848	235,933,496

TOTAL ASSETS	$115,820,420	$236,779,577

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$238,824	$99,514
Accrued expenses	379,242	198,580
Total current liabilities	618,066	298,094

LONGTERM LIABILITIES:
Promissory notes - related parties	2,000,000	-
Derivative warrant liabilities	376,900	565,350
Deferred underwriting fee payable	-	10,350,000
Total long term liabilities	2,376,900	10,915,350

Total liabilities	2,994,966	11,213,444

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 10,608,802 at $10.86 and 23,000,000 at $10.26 redemption value as of December 31, 2023 and 2022, respectively	115,164,356	235,931,005

Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding	-	-

Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	3,495,690	-
Accumulated deficit	(5,835,167)	(10,365,447)
Total shareholders' deficit	(2,338,902)	(10,364,872)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$115,820,420	$236,779,577

The accompanying notes are an integral part of these financial statements.

TRISTAR ACQUISITION I CORP.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2023	2022

General and administrative expenses	$(2,365,310)	$(996,769)
Loss from operations	(2,365,310)	(996,769)

Other income
Interest income	12,182	5,247
Interest income - cash held in trust	8,804,012	3,631,005
Change in fair value of warrant liability	188,450	9,119,050
Forgiveness of deferred underwriting fee payable	481,275	-
Total other income	9,485,919	12,755,302
Net income	$7,120,609	$11,758,533

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	17,364,551	23,000,000
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.31	$0.41
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.31	$0.41

The accompanying notes are an integral part of these financial statements.

TRISTAR ACQUISITION I CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(18,492,975)	$(18,492,400)
Remeasurement of Class A ordinary shares to redemption amount
as of December 31, 2022	-	-	-	-	-	(3,631,005)	(3,631,005)
Net income	-	-	-	-	-	11,758,533	11,758,533
Balance December 31, 2022	-	-	5,750,000	575	-	(10,365,447)	(10,364,872)
Remeasurement of Class A ordinary shares to redemption amount
as of December 31, 2023	-	-	-	-	(6,963,682)	(2,590,329)	(9,554,011)
Forgiveness of deferred underwriting fee payable	-	-	-	-	9,868,725	-	9,868,725
Share based compensation	-	-	-	-	35,535	-	35,535
Prior Sponsor capital contribution	-	-	-	-	191,628	-	191,628
Initial fair value adjustment of convertible promissory note - related party	-	-	-	-	99,976	-	99,976
Forgiveness of service administrative fees	-	-	-	-	204,516	-	204,516
Forgiveness of convertible promissory note - related party	-	-	-	-	58,992	-	58,992
Net income	-	-	-	-	-	7,120,609	7,120,609
Balance December 31, 2023	-	$-	5,750,000	$575	$3,495,690	$(5,835,167)	$(2,338,902)

The accompanying notes are an integral part of these financial statements.

TRISTAR ACQUISITION I CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,120,609	$11,758,533
Adjustments to reconcile net income to net cash used in operating activities:
Change in derivative warrant liabilities	(188,450)	(9,119,050)
Interest income earned on investment held in Trust Account	(8,804,012)	(3,631,005)
Forgiveness of deferred underwriting fee payable	(481,275)	-
Service administrative fees	60,000	-
Share based compensation	35,535	-
Changes in operating assets and liabilities:
Prepaid expenses	41,280	308,398
Accounts payable	139,310	(32,027)
Accrued expenses	325,178	155,705
Net cash used in operating activities	(1,751,825)	(559,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash withdrawal from Trust Account	130,320,660	-
Cash deposited into Trust Account	(750,000)	-
Net cash provided by investing activities	129,570,660	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions of Class A ordinary shares	(130,320,660)	-
Proceeds from promissory note - related party	2,000,000	-
Proceeds from Prior Sponsor	350,596	-
Payment of offering costs	-	(85,000)
Net cash used in financing activities	(127,970,064)	(85,000)

NET DECREASE IN CASH	(151,229)	(644,446)

CASH BEGINNING OF PERIOD	587,546	1,231,992

CASH END OF PERIOD	$436,317	$587,546

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Initial fair value adjustment Prior Sponsor Working Capital Loan Promissory Note	$99,976	$-
Forgiveness of Prior Sponsor Working Capital Loan Promissory Note	$58,992	$-
Forgiveness of administrative support fees	$204,516	$-
Forgiveness of deferred underwriting fee payable allocated to additional paid in capital	$9,868,725	$-
Remeasurement of Class A ordinary shares to redemption amount	$9,554,011	$3,631,005

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2023 and December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below) and since completion of the IPO, searching for a target with which to consummate a Business Combination and consummating such Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

The Company’s prior sponsor was Tristar Holdings I LLC, a Delaware limited liability company (the “Prior Sponsor”). On July 18, 2023, upon the consummation of the Sponsor Handover (as defined below), Navy Sail International Limited, a British Virgin Islands company (the “Sponsor”), became the new sponsor of the Company.

Initial Public Offering

The registration statement for the Initial Public Offering was declared effective on October 13, 2021. On October 18, 2021, the Company consummated its initial public offering (the “Initial Public Offering”) of 20,000,000 units (the “Units” and, with respect to the shares of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), included in the Units, the “Public Shares”), at $10.00 per Unit, generating total gross proceeds of $200,000,000 (see Note 3). On November 3, 2021, the underwriters exercised the over-allotment option (“Over-Allotment Option”) and purchased an additional 3,000,000 Units, generating gross proceeds of $30 million (see Note 3). Each Unit consists of one Public Share and one-half of one redeemable warrant (each a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering and exercise of the Over-Allotment Option, the Company consummated the sale of 7,345,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Prior Sponsor (the “Private Placement”) generating gross proceeds of $7,345,000 (see Note 4). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share.

Transaction costs amounted to $25,995,754, consisting of $4,600,000 of underwriting fees, $10,350,000 of deferred underwriting fees, $12,546,764 for the fair value of the Founder Shares (as defined in Note 5) attributable to the Anchor Investors (as defined in Note 5), and $1,003,989 of offering costs, partially offset by the reimbursement of $2,505,000 of offering expenses by the underwriters. The Company’s remaining cash after payment of the offering costs was held outside of the Company’s U.S.-based trust account (the “Trust Account”) for working capital purposes.

Following the closing of the Initial Public Offering and Over-Allotment Option, an amount of $232,300,000 from the net proceeds of the (i) sale of the Units in the Initial Public Offering , (ii) exercise of the Over-Allotment Option and the sale of the Private Placement Warrants in the Private Placement was placed in the Trust Account and invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. To mitigate the risk that the Company might be deemed an investment company for purposes of the Investment Company Act, on November 9, 2023, the Company instructed Continental Stock Transfer & Trust Company (“Continental”), the trustee with respect to the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering, Over-Allotment Option and Private Placement are no longer invested in U.S. government securities or money market funds.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds held in the Trust Account will not be released from the Trust Account until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (as amended and currently in effect, the “Amended and Restated Memorandum”) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; and (iii) failure by the Company to complete an initial Business Combination within the Combination Period and the return of the funds held in the Trust Account to the holder of its Public Shares (“Public Shareholders”) as part of the redemption of the Public Shares. If the Company is unable to complete the initial Business Combination, the Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and the Warrants will expire worthless.

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($10.86 per share as of December 31, 2023), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. The Class A Ordinary Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of Business Combination. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum as then in effect, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Prior Sponsor, Sponsor, Prior Officers (as defined below), Prior Directors (as defined below), Anchor Investors, and the Company’s current management team (the “Management”) have agreed to vote any Founder Shares held by them, and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Prior Sponsor, Sponsor, Prior Officers, Prior Directors, Anchor Investors, and the Management, and their respective designees and affiliates have agreed to (i) waive their redemption rights with respect to any Founder Shares they hold in connection with the completion of an initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum to modify the substance or timing of the Company's obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within the Combination Period. However, if such persons acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

The Company will have until October 18, 2024 if it utilizes the full Extension (as defined below) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company's remaining shareholders and its board of directors (the “Board”), liquidate and dissolve, subject, in each case, to the Company's obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In order to protect the amounts held in the Trust Account, the Prior Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay the Company’s tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Prior Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Extension of the Combination Period

The Company initially had until July 18, 2023, 21 months from the closing of the Initial Public Offering, to consummate its initial Business Combination. On June 18, 2023, the Company held an extraordinary general meeting of shareholders, at which its shareholders approved, among other things, an amendment to the Amended and Restated Memorandum (the “Memorandum Amendment”) to (i) extend the date by which it has to complete a Business Combination from July 18, 2023 to October 18, 2023, and without another shareholder vote, to further extend the such period for an additional one (1) month as needed, on a month-to-month basis, up to twelve (12) times, until October 18, 2024 (the “Extension”), and (ii) remove the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem Public Shares irrespective of whether such redemption would exceed the Redemption Limitation.

In connection with the Memorandum Amendment, on July 18, 2023, shareholders holding 12,391,198 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $130,320,660 (approximately $10.52 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company had 10,608,802 Public Shares outstanding.

Sponsor Handover

On July 18, 2023, the Company entered into a securities transfer agreement (the “Sponsor Handover Securities Transfer Agreement”) by and among the Prior Sponsor and the Sponsor and its designees (the “Sponsor Purchasers”), whereby the Prior Sponsor agreed to transfer to the Sponsor Purchasers 3,046,634 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”) and 4,961,250 Private Placement Warrants, which the Prior Sponsor purchased in connection with the Initial Public Offering and Private Placement. In addition, all other holders of Class B Ordinary Shares at July 18, 2023 (together with the Prior Sponsor, the “Sponsor Handover Sellers”) transferred an aggregate of 1,380,866 of their Class B Ordinary Shares to Chunyi (Charlie) Hao, President, Chief Financial Officer and Chairman of the Board of Directors, pursuant to  founder share transfer agreements executed by each respective holder on July 18, 2023 (the “Sponsor Handover Share Transfer Agreements” and collectively with the Sponsor Handover Securities Transfer Agreement, such transfers, the agreements executed in connection therewith (including the transactions contemplated therein) and the Management Changes (as defined below), the “Sponsor Handover”). After the closing of the Sponsor Handover on July 18, 2023, the Sponsor Handover Transferors held an aggregate of 1,322,500 Class B Ordinary Shares, and the Prior Sponsor held 2,383,750 Private Placement Warrants. In connection with the Sponsor Handover Securities Transfer Agreement, any accounts payable and accrued expenses in excess of $200,000 that were incurred by the Company prior to the Sponsor Handover was the responsibility of the Prior Sponsor to settle (the “Company Liability”). Following the transaction, any remaining liabilities incurred by the Company prior to the Sponsor Handover and any liabilities incurred post-the Sponsor Handover, continued as a liability to the Company. The Company incurred $191,628 in excess of the $200,000 Company Liability. The Prior Sponsor paid $191,628 for outstanding accounts payable and accrued expenses, which was recorded as additional paid-in capital for the year ended December 31, 2023.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

In connection with the Sponsor Handover, the Company, the Prior Officers, Prior Directors, and the Sponsor Purchasers entered into additional agreements whereby: (i) the Sponsor Purchasers each signed a joinder agreement (the “Joinder Agreement”) to become a party to the Letter Agreement (the “Insider Agreement”) and the Registration Rights Agreement (“Registration Rights Agreement”), both dated October 13, 2021 and entered into in connection with the Initial Public Offering, by and among the Company, the Prior Sponsor and certain equity holders of the Company; and (ii) the Insider Agreement was amended by the parties thereto to allow for the Transfer (the “Letter Agreement Amendment”). In addition, upon the closing of the Sponsor Holdover, the underwriters of the Initial Public Offering waived their respective entitlement to the payment of any deferred underwriting fees to be paid under the terms of Section 2(c) and Section 5(bb) of the Underwriting Agreement dated October 13, 2021 (the “Underwriting Agreement”). Additionally, the Company terminated the Administrative Support Agreement, dated October 13, 2021, with the Prior Sponsor (the “Administrative Support Agreement”) entered into in connection with the Initial Public Offering (see Note 5).

As part of the Sponsor Handover, the Company also changed its management (the “Management Changes”) and the Board as follows:  (i) effective as of July 18, 2023,  Chunyi (Charlie) Hao replaced William M. Mounger as Chief Executive Officer and director, and Michael H. Liu replaced Timothy Allen Dawson as Chief Financial Officer, and Mr. Liu was also appointed as a director of the Board; (ii) effective as of July 18, 2023, Cathy Martine-Dolecki (collectively with William M. Mounger and Timothy Allen Dawson, the “Prior Officers”) tendered her resignation as Chief Operating Officer and director and Robert Willis tendered his resignation as director; and (iii) effective August 14, 2023, Greg Boyd, David Jones, David Barksdale, Alex Parker and Steven Rogers (collectively with William M. Mounger, Cathy Martine-Dolecki and Robert Willis, the “Prior Directors”) tendered their resignations as directors. We then appointed each of Xinyue (Jasmine) Geffner, Stephen Markscheid and Wang Chiu (Tommy) Wong to fill the vacancies left by departing Messrs. Boyd, Jones, Barksdale, Parker and Rogers. Additionally, effective on September 13, 2023, the Board appointed (x) Chunyi (Charlie) Hao as the President and Chairman of the Board, following his resignation as Chief Executive Officer, (y) Xiaoma (Sherman) Lu as the Company’s Chief Executive Officer to fill in the vacancy left by Chunyi (Charlie) Hao as Chief Executive Officer, and (z) Ri (Richard) Yuan as its Chief Investment Officer.

On April 24, 2024, Michael H. Liu notified the Board of his resignation as Chief Financial Officer and director of the Company, effective on April 23, 2024. On April 29, 2024, the Board appointed (i) Chunyi (Charlie) Hao, the Company’s President and Chairman of the Board, as the Chief Financial Officer of the Company, effective on April 29, 2024, and (ii) Xiaoma (Sherman) Lu, the Company’s Chief Executive Officer, as a director of the Company, to fill the vacancy left by Mr. Liu’s departure, effective on April 29, 2024.

As part of the Sponsor Handover, the Prior Sponsor paid for certain expenses incurred by the Company as part of the Sponsor Handover. The Prior Sponsor paid a total of $191,628 of expenses incurred.The Prior Sponsor payments are considered capital contributions to the Company and is included as additional paid-in capital for the year ended December 31, 2023.

Business Combination Agreement

On November 12, 2023, the Company entered into the Business Combination Agreement (“Helport Business Combination Agreement”) with Helport AI Limited, a British Virgin Islands business company (“Pubco”), Merger I Limited, a British Virgin Islands business company and a wholly-owned subsidiary of Pubco (“the First Merger Sub”), Merger II Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“the Second Merger Sub”), Helport Limited, a British Virgin Islands business company (“Helport”), the Sponsor and Extra Technology Limited, a BVI business company, in the capacity as the representative of the Helport Shareholders (“the Seller Representative”). Pursuant to the Helport Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the Helport Business Combination (the “Closing”), (i) the First Merger Sub will merge with and into Helport (the “First Merger”), with Helport surviving the First Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of Helport being converted into the right to receive securities of Pubco; and (b) following the First Merger, the Second Merger Sub will merge with and into the Company (the “Second Merger.” and together with the First Merger, the “Mergers”), with the Company surviving the Second Merger as a wholly-owned subsidiary of Pubco and the Company’s outstanding securities being converted into the right to receive securities of Pubco. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the Helport Business Combination Agreement.

On December 18, 2023, the Company entered into the Helport Business Combination Agreement Amendment with Pubco, the First Merger Sub, the Second Merger Sub, Helport, the Sponsor and the Seller Representative, which amended the Helport Business Combination Agreement to (i) remove the Earnout and the related Earnout Escrow and (ii) reduce the Aggregate Merger Consideration Amount from three hundred and fifty million U.S. dollars ($350,000,000) to three hundred and thirty-five million U.S. dollars ($335,000,000).

 Consideration

Under the Helport Business Combination Agreement, the Aggregate Merger Consideration Amount to be paid to the shareholders of Helport is $335,000,000, pursuant to the Helport Business Combination Agreement Amendment, subject to net debt and working capital adjustments, and will be paid entirely in newly issued ordinary shares of Pubco, with each share valued at the per share price.

On the Closing Date immediately prior to the First Merger Effective Time, each Company Preferred Share (authorized but not issued as of December 31, 2023), if any, that is issued and outstanding immediately prior to the First Merger Effective Time shall be canceled in exchange for the right to receive a number of the ordinary shares, par value $1.00 each, of Helport, upon and after completion of the Reorganization (as defined below) (the “Helport Ordinary Shares”), at the then effective conversion rate (the “Conversion”). As a result of the Mergers, (a) each ordinary share of Helport that is issued and outstanding immediately prior to the First Merger Effective Time and after the Conversion shall be cancelled and converted into the right to receive 100% of such number of ordinary shares of Pubco equal to the Exchange Ratio; (b) each of the convertible securities of Helport, to the extent then outstanding and unexercised immediately prior to the First Merger Effective Time, shall be cancelled, retired and terminated; (c) each of the Company’s Ordinary Shares that is issued and outstanding immediately prior to the Effective Time shall be cancelled and converted automatically into the right to receive one Pubco ordinary share; and (d) each of the Company’s outstanding Public Warrants and Private Placement Warrant shall be converted into one Pubco Public Warrant or one Pubco Private Warrant, respectively.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Helport Reorganization

Helport Pte. Ltd., a Singapore exempt private company limited by shares (“Helport Pte”), has entered into certain agreements (together with all agreements, deeds, instruments or other documents as may be necessary or appropriate, the “Reorganization Documents”) with Helport Holdings Limited, certain minority shareholders of Helport, Helport, Helport Group Limited, Helport Pte, and Helport AI, Inc, to implement and effect a reorganization pursuant to the terms and conditions of the Reorganization Documents (the “Reorganization”). The Reorganization Documents were executed throughout the period from October 2023 to December 2023, and on December 22, 2023, the Reorganization was completed.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Covenants of the Parties

Each party agreed in the Helport Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The Helport Business Combination Agreement contains certain customary covenants by each of the parties during the period between the signing of the Helport Business Combination Agreement and the earlier of the Closing or the termination of the Helport Business Combination Agreement in accordance with its terms, including covenants regarding: (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business (subject to certain exceptions); (3) provision of financial statements of Target Companies; (4) the Company’s public filings; (5) “no shop” obligations; (6) no insider trading; (7) notifications of certain breaches, consent requirements or other matters; (8) efforts to consummate the Closing and obtain third-party and regulatory approvals and efforts to cause Pubco to maintain its status as a “foreign private issuer” under Rule 3b-4 of the Exchange Act; (9) further assurances; (10) public announcements; (11) confidentiality; (12) indemnification of directors and officers and tail insurance; (13) use of trust proceeds after the Closing; (14) efforts to support a private placement or backstop arrangements, if sought; (15) intended tax treatment of the Mergers and (16) use of Trust Account proceeds.

Helport also agreed to cause certain of its shareholders to each enter into a Key Seller Lock-Up Agreement (as defined below).

In addition, the parties agreed to take all necessary actions to cause Pubco’s board of directors immediately after the Closing to consist of five directors, including: (i) two persons who are designated by the Company prior to the Closing as independent directors; and (ii) three persons who are designated by Helport prior to the Closing.

The Helport Business Combination Agreement and the consummation of the Helport Business Combination require the approval of both the Company’s shareholders and the holders of Helport Ordinary Shares as of the Closing (each, a “Helport Shareholder”). The Company and Pubco also agreed to jointly prepare, and Pubco shall file with the SEC, the Helport Registration Statement in connection with the registration under the Securities Act of the issuance of securities of Pubco to the holders of (i) the Company’s Ordinary Shares and Warrants and (i) Helport’s ordinary shares and warrants, and containing a proxy statement/prospectus for the purpose of soliciting proxies from the Company’s shareholders for the matters relating to the Helport Business Combination to be acted on at the extraordinary general meeting of the Company’s shareholders and providing such shareholders an opportunity to participate in the redemption of their Public Shares upon the Closing (the “Redemption”). Helport agreed to call a meeting of its shareholders or cause a written resolution to be passed, as promptly as practicable after the Helport Registration Statement has become effective, in order to obtain the approval of Helport Shareholders for the approval of the Helport Business Combination Agreement and the Helport Business Combination, and Helport agreed to use its commercially reasonable efforts to solicit from the Helport Shareholders proxies prior to such special meeting or written resolution, and to take all other actions necessary or advisable to secure the approval of the Helport Shareholders.

Conditions to Closing

The obligations of the parties to consummate the Helport Business Combination are subject to various conditions, including the following mutual conditions of the parties, unless waived: (1) the approval of the Helport Business Combination Agreement and the Helport Business Combination and related matters by the requisite vote of the Company and the Helport shareholders; (2) obtaining material regulatory approvals; (3) no law or order preventing or prohibiting the Helport Business Combination; (4) the Company or Pubco shall have consolidated net tangible assets of at least $5,000,001 (as calculated and determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) either immediately prior to the Closing (after giving effect to the Redemption) or upon the Closing after giving effect to the Mergers (including the Redemption), or Pubco otherwise is exempt from the provisions of Rule 419 promulgated under the Exchange Act (i.e. one of several exclusions from the “penny stock” rules of the SEC applies and the Company relies on another exclusion); (5) amendment by the shareholders of Pubco of Pubco’s memorandum and articles of association; (6) the effectiveness of the Helport Registration Statement; (7) appointment of the post-closing directors of Pubco; and (8) Nasdaq Stock Market LLC or NYSE listing requirements, as applicable, having been fulfilled.

In addition, unless waived by Helport, the obligations of Helport, Pubco, the First Merger Sub and the Second Merger Sub to consummate the Helport Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (1) the representations and warranties of the Company being true and correct on and as of the Closing (subject to Material Adverse Effect); (2) the Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Helport Business Combination Agreement required to be performed or complied with by us on or prior the date of the Closing; (3) absence of any Material Adverse Effect with respect to the Company since the date of the Helport Business Combination Agreement which is continuing and uncured; (4) receipt by the Company and Pubco of the First Amendment to Registration Rights Agreement (as defined below); (5) each of the Sellers shall have received from Pubco a registration rights agreement covering the merger consideration shares received by the Sellers duly executed by Pubco; and (6) receipt by Helport and Pubco of employment agreements between certain management persons from Helport and Helport or the Company, in each case effective as of Closing.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Unless waived by the Company, the Company’s obligations to consummate the Helport Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (1) the representations and warranties of Helport, Pubco, the First Merger Sub, and the Second Merger Sub being true and correct on and as of the Closing (subject to Material Adverse Effect on the Target Companies, taken as a whole); (2) the Company, Pubco, the First Merger Sub, and the Second Merger Sub having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Helport Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (3) absence of any Material Adverse Effect with respect to the Target Companies (taken as a whole) since the date of the Helport Business Combination Agreement which is continuing and uncured; (4) the Non-Competition and Non-Solicitation Agreement (as defined below), the Employment Agreements, the First Amendment to Registration Rights Agreement, and each Key Seller Lock-Up Agreement shall be in full force and effect from the Closing; (5) resignation of the directors and officers of the Helport as requested by us prior to the Closing; and (6) the Company shall have received evidence that Helport shall have terminated, extinguished and cancelled all of its outstanding convertible securities.

Termination

The Helport Business Combination Agreement may be terminated at any time prior to the Closing by either the Company or Helport if the Closing does not occur by September 30, 2024, or such other date as may be extended pursuant to the Helport Business Combination Agreement.

The Helport Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (1) by mutual written consent of the Company and the Helport; (2) by either the Company or Helport if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Helport Business Combination, and such order or other action has become final and non-appealable; (3) by Helport for the Company’s uncured breach of the Helport Business Combination Agreement, such that the related Closing condition would not be met; (4) by the Company for the uncured breach of the Helport Business Combination Agreement by Helport, Pubco, the First Merger Sub, or the Second Merger Sub, such that the related Closing condition would not be met; (5) by either the Company or Helport if we hold the Company’s shareholder meeting to approve the Helport Business Combination Agreement and the Helport Business Combination, and such approval is not obtained; and (6) by either the Company or Helport if Helport holds its shareholder meeting to approve the Helport Business Combination Agreement and the Helport Business Combination, and such approval is not obtained.

The Helport Business Combination Business Combination Agreement will terminate automatically if, by September 30, 2024, (i) the Reorganization has not been completed or (ii) Helport has not delivered the applicable PCAOB Financial Statements.

Helport shall pay the Company a termination fee of three million U.S. dollars ($3,000,000) plus expenses, in the event that (i) the Helport Business Combination Agreement is automatically terminated or (ii) the Helport Business Combination Agreement is terminated by the Company for uncured breach of the Helport Business Combination Agreement by Helport, Pubco, the First Merger Sub, or the Second Merger Sub.

If the Helport Business Combination Agreement is terminated, all further obligations of the parties under the Helport Business Combination Agreement (except for certain obligations related to the Termination Fee, confidentiality, effect of termination, fees and expenses, trust fund waiver, miscellaneous and definitions to the foregoing) will terminate, no party to the Helport Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Helport Business Combination Agreement prior to termination.

Trust Account Waiver

Helport, Pubco, the First Merger Sub and the Second Merger Sub have agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s Trust Account held for the Company’s Public Shareholders, and have agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

The foregoing descriptions of the Helport Business Combination Agreement and Helport Business Combination Agreement Amendment do not purport to be complete and are qualified in their entirety by the terms and conditions of the Helport Business Combination Agreement and Helport Business Combination Agreement Amendment.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Related Agreements and Documents

Lock-Up Agreements

Prior to the Closing, Pubco, Helport, the Company, the Sponsor and certain shareholders holding (i) Helport Ordinary Shares and (ii) any preferred shares, par value $1.00 each, of Helport, upon and after completion of the Reorganization (either as the holder of record or the beneficial owner within the meaning of Rule 135-3 under the Exchange Act), shall enter into Lock-Up Agreements (each, a “Key Seller Lock-Up Agreement”).

Pursuant to each Key Seller Lock-Up Agreement, each signatory thereto will agree not to, during the period commencing from the Closing Date and ending on the 24-month anniversary of the Closing Date (subject to early release if (x) the closing price of Pubco Ordinary Shares equals or exceeds $12.00 per share for any 20 out of 30 trading days commencing 270 days after the Closing or (y) Pubco consummates a sale of all or substantially all of the consolidated assets to a third-party; sale resulting in a change in holding of the majority of the voting power; or a merger, consolidation, recapitalization or reorganization that results in the inability of the pre-transaction equity holders to designate or elect a majority of the board of directors (or its equivalent) of the resulting entity or its parent company) (the “Lock-Up Period”):  (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, offer to sell, contract or agree to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of or agree to transfer or dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, or otherwise transfer or dispose of, directly or indirectly, any Lock-up Securities (as defined under the Key Seller Lock-Up Agreements), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-up Securities, whether any such transaction is to be settled by delivery of such Lock-up Securities, in cash or otherwise, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i), (ii) or (iii) above is to be settled by delivery of Lock-up Securities or other securities, in cash or otherwise (subject to early release if Pubco consummates a Change of Control)  (any of the foregoing described in clauses (i), (ii) or (iii), a “Prohibited Transfer”).

On April 26, 2024, Tristar entered into lock-up agreements (the “Amended Lock-Up Agreements”) with two shareholders of Helport (the “Helport Investors”), pursuant to which the Helport Investors agreed not to execute a Prohibited Transfer during the Lock-Up Period, provided, however, (i) each Helport Investor would be permitted to transfer the Lock-Up Securities during the Lock-Up Period to certain other shareholders of Helport, subject to certain trading volume limitations, and (ii) if each Holder made a credit facility available to Helport of at least $2,000,000 and $4,000,000, respectively, the Lock-Up Securities would be subject to early release upon the twelve-month anniversary of the Closing.

The foregoing description of the Amended Lock-Up Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Amended Lock-Up Agreements, which are attached hereto as Exhibits 10.31 and 10.32, respectively, and are incorporated herein by reference.

Shareholder Support Agreement

Simultaneously with the execution of the Helport Business Combination Agreement, the Company, Helport and a certain Helport Shareholder entered into a Shareholder Support Agreement (the “Shareholder Support Agreement”), pursuant to which, among other things, a Helport Shareholder has agreed (a) to support the adoption of the Business Combination Agreement and the approval of the Transactions, subject to certain customary conditions, and (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions.

The foregoing description of the Shareholder Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Shareholder Support Agreement.

Insider Letter Second Amendment

Simultaneously with the execution of the Helport Business Combination Agreement, the Company, Helport, the Sponsor, Stephen Markscheid, Xin Yue Geffner, Wang Chiu Wong, Chunyi Hao, Michael Hao Liu and Alex Parker entered into the Insider Letter Second Amendment, pursuant to which, Pubco and Helport are added as parties to the Insider Letter.

The foregoing description of the Insider Letter Second Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Second Insider Letter Second Amendment.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution of the Helport Business Combination Agreement, certain executive officers (each, a “Subject Party”) of Helport each entered into a non-competition and non-solicitation agreement (collectively, the “Non-Competition and Non-Solicitation Agreement”) with the Company, Pubco, Helport and the Sponsor. Under the Non-Competition and Non-Solicitation Agreement, the Subject Party agrees not to compete with Pubco, the Sponsor, the Company,  Helport and their respective affiliates during the three-year period following the Closing and, during such three-year restricted period, not to solicit employees or customers of such entities. The Non-Competition and Non-Solicitation Agreement also contains customary confidentiality and non-disparagement provisions.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

The foregoing description of the Non-Competition and Non-Solicitation Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Non-Competition and Non-Solicitation Agreement.

Assignment, Assumption and Amendment to Warrant Agreement

Prior to the Closing, the Company, Pubco and Continental, as warrant agent, will enter the Assignment, Assumption and Amendment to Warrant Agreement (the “Warrant Amendment”), which amends the Warrant Agreement and. pursuant to which: (i) Pubco will assume the Company’s obligations under the Warrant Agreement, such that, among other things, Pubco will be added as a party thereto and (ii) references to the Company’s Class A Ordinary Shares in the Warrant Agreement shall mean Pubco ordinary shares.

The foregoing description of the Warrant Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Warrant Amendment.

First Amendment to Registration Rights Agreement

On or prior to the Closing, the Helport Business Combination Agreement provides that each of Helport, the Sponsor, Pubco, the Company and the Prior Sponsor will enter the First Amendment to Registration Rights Agreement (the “First Amendment to Registration Rights Agreement”), which amends the Registration Rights Agreement and pursuant to which, Pubco will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and the other parties thereto will be granted customary demand and piggyback registration rights.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had cash outside the Trust Account of $436,317 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Ordinary Shares. As of December 31, 2023 and December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above. The Company’s cash held outside the Trust Account does not hold any cash taken from the Trust Account as of and for the years ended December 31, 2023 and 2022.

Until consummation of its Business Combination, the Company uses the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company has until October 18, 2024, the end of the Combination Period, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and a further extension is not approved by the Company’s shareholders, there will be a mandatory liquidation and subsequent dissolution of the Company. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” Management has determined that the mandatory liquidation, should a Business Combination not occur within the Combination Period, approval for extension needed by the Company’s shareholders, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 18, 2024.

Additionally, the Company may need to raise additional capital in order to operate the Company’s business prior to the Company’s initial Business Combination through loans or additional investments. The Company’s officers, directors, Sponsor or affiliate of the Sponsor may, but are not obligated to loan the Company funds to meet working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

The impact of current conflicts around the globe, including Russia’s invasion of Ukraine and the Israel-Hamas war, and related sanctions, on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires the Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

 Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and December 31, 2022.

Cash and Investments Held in Trust Account

As of December 31, 2023 the assets held in Trust Account were held in an interest-bearing demand deposit account. As of December 31, 2022, the assets held in Trust Account were held in money market funds, which invest in U.S. Treasury securities.

Until November 9, 2023, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury securities as trading securities in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities.”

To mitigate the risk that the Company might be deemed an investment company for purposes of the Investment Company Act, on November 9, 2023, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering, Over-Allotment Option and Private Placement are no longer invested in U.S. government securities or money market funds.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A Ordinary Shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A Ordinary Shares are affected by charges against additional paid-in capital totaling $9,554,011 for the year ended December 31, 2023. For the year ended December 31, 2022, the increases in the carrying out of redeemable Class A Ordinary Shares are affected by charges against accumulated deficit totaling $3,361,005.

The Class A Ordinary Shares subject to possible redemption reflected on the accompanying balance sheets as of December 31, 2023 and December 31, 2022 are reconciled on the following table:

Gross proceeds from Initial Public Offering, including sale of the Over-Allotment Option	$230,000,000
Less:
Fair value of Public Warrants at issuance	(10,695,000)
Offering costs allocated to Class A Ordinary Shares subject to possible redemption, net of reimbursement from underwriters	(24,329,399)
Plus:
Initial accretion on Class A Ordinary Shares subject to possible redemption amount	37,324,399
Class A Ordinary Shares subject to possible redemption, December 31, 2021	232,300,000
Plus:
Remeasurement on Class A Ordinary Shares subject to possible redemption amount	3,631,005
Class A Ordinary Shares subject to possible redemption, December 31, 2022	235,931,005
Less:
Redemption of Class A Ordinary Shares	(130,320,660)
Plus:
Accretion on Class A Ordinary Shares subject to possible redemption amount	9,554,011
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$115,164,356

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2023 and December 31, 2022, 10,608,802 and 23,000,000, respectively, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s accompanying balance sheets.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Share-based Compensation

The Company adopted FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”)”, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

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

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the accompanying statements of operations. Derivative assets and liabilities are classified in the accompanying balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants, in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement, dated October 13, 2021, by and between the Company and Continental (the “Warrant Agreement”), related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the accompanying balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the statement of operations in the period of change.

The Private Placement Warrants were initially measured at fair value using a modified Black-Scholes Option Pricing Model. As the transfer of Private Placement Warrants to anyone who is not permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The fair value of the Public and Private Placement Warrants as of December 31, 2023 and 2022 is based on observable listed prices. The Private Placement Warrants have the same value as the Public Warrants since they are also subject to the make-whole provisions, per the warrant agreement.

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

The carrying amounts reflected in the accompanying balance sheets for cash, prepaid expenses, due from related party, investments held in trust account, accounts payable, and accrued offering costs and expenses approximate fair value due to their short-term nature.

The three levels of the fair value hierarchy under ASC 820 are as follows:

•	Level 1—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

•

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

•

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

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Convertible Promissory Note – Prior Sponsor Working Capital Loan

The Company accounts for the convertible promissory notes under ASC 815. The Company has made the election under ASC 815-15-25 to account for the notes under the fair value option. Using the fair value option, the convertible promissory notes are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the notes and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the accompanying statements of income.

The Company accounts for any extinguishment of the fair value of convertible notes in accordance with FASB ASC Topic 470-50-40-2, “(Debt): Borrower’s Accounting for Debt Modifications“ (“ASC 470-50-40-2”) . Under ASC 470-50-40-2 the fair value extinguishment of convertible notes from related parties are recognized as additional paid in capital.

Net Income Per Ordinary Share

The Company applies the two-class method in calculating net income per Ordinary Share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of Ordinary Share. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per ordinary share is computed by dividing the pro rata net income between the Class A Ordinary Share and the Class B Ordinary Share by the weighted average number of Ordinary Shares outstanding. The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. The warrants are exercisable for 18,845,000 shares of Class A ordinary share in the aggregate.

	For the year ended December 31,	For the year ended December 31,
	2023	2022
Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Net income allocable to Class A Ordinary Share subject to possible redemption	$5,349,279	$9,406,826
Denominator: Redeemable Class A Ordinary Shares,
Basic and diluted weighted average shares outstanding	17,364,551	23,000,000
Basic and diluted net income per share, Redeemable Class A Ordinary Shares	$0.31	$0.41
Non-redeemable ordinary shares
Numerator: Net income allocable to Class B Ordinary Shares not subject to redemption
Net income allocable to Class B Ordinary Shares not subject to redemption	$1,771,330	$2,351,707
Denominator: Weighted Average non-redeemable Class B Ordinary Shares
Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share	$0.31	$0.41

Recent Accounting Standards

In June 2016, the FASB issued ASU Topic 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The Company adopted this standard on January 1, 2023. The adoption of this standard did not have a significant impact on the accompanying financial statements.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective no later than January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted this standard on January 1, 2023. The adoption of this standard did not have a significant impact to the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the annual period ending December 31, 2024. The Company is currently assessing what impact, if any, ASU 2023-09 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at an exercise price of $11.50 per share (see Note 7). The Company granted the underwriters the Over-Allotment Option, exercisable for 45 days from the date of the prospectus for the Initial Public Offering, October 13, 2021, to purchase up to 3,000,000 additional Units. The underwriters exercised the Over-Allotment Option on November 3, 2021 by purchasing 3,000,000 Units at a purchase price of $10.00 per Unit.

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Prior Sponsor purchased an aggregate of 6,775,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($6,775,000 in the aggregate) in the Private Placement. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the Private Placement will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. On November 3, 2021, pursuant to the exercise of the Over-Allotment Option (see Note 1), the Sponsor purchased an additional 570,000 Private Placement Warrants at a price of $1.00.

On July 18, 2023, in connection with the Sponsor Handover, the Prior Sponsor transferred 4,961,250 Private Placement Warrants to a designee of the Sponsor, pursuant to the Sponsor Handover Share Transfer Agreement. After the closing of the Sponsor Handover, the Prior Sponsor held 2,383,750 Private Placement Warrants.

Note 5—Related Party Transactions

Founder Shares

On March 15, 2021, the Prior Sponsor subscribed to purchase 7,187,500 Class B Ordinary Shares (the “Founder Shares”), and fully paid for those shares on March 19, 2021. In August 2021, the Prior Sponsor forfeited 1,437,500 Founder Shares, resulting in a decrease in the total number of Founder Shares from 7,187,500 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share forfeiture.

In March 2021, the Prior Sponsor transferred 50,000 Founder Shares (25,000 shares each) to the former Chief Financial Officer and former Chief Operating Officer at their original purchase price. On July 18, 2023, as part of the Sponsor Handover, the former Chief Financial Officer and former Chief Operating Officer transferred 38,500 Founder Shares (19,250 each) to Chunyi (Charlie) Hao, President, Chief Financial Officer and Chairman of the Board of Directors and retained 11,500 Founder Shares (5,750 each).

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

Effective July 18, 2023, the Prior Sponsor amended the Founder Share Transfer Agreement with the former directors to remove the performance condition clause which required the former directors to be a director of the Company until the consummation of a Business Combination or would forfeit their Founder Shares back to the Prior Sponsor.

The Founder Shares transferred to the then-Chief Financial Officer, Chief Operating Officer, and former directors is in the scope of ASC 718 (see Note 10).

On July 18, 2023, the Company entered into the Sponsor Handover Securities Transfer Agreement with the Prior Sponsor and the Sponsor Purchasers, whereby the Prior Sponsor agreed to transfer to the Sponsor Purchasers, at no cost, 3,046,634 Class B Ordinary Shares and 4,961,250 Private Placement Warrants, which the Prior Sponsor purchased in connection with the Initial Public Offering and Private Placement. In addition, the Sponsor Handover Sellers transferred, at no cost, an aggregate of 1,380,866 Class B Ordinary Shares to Chunyi (Charlie) Hao, our President, Chief Financial Officer and Chairman of the Board of Directors, pursuant to the Sponsor Handover Share Transfer Agreements. In connection with the Sponsor Handover Securities Transfer Agreement, the Company retained up to $200,000 in accounts payable incurred by the Company before the Sponsor Handover, and the Sponsor agreed to finance the Company to pay off the Company Liability. After the closing of the Sponsor Handover on July 18, 2023, the Sponsor Handover Sellers held an aggregate of 1,322,500 Class B Ordinary Shares, and the Prior Sponsor held 2,383,750 Private Placement Warrants.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

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

Administrative Support Agreement

In connection with the Initial Public Offering, the Company entered into the Administrative Support Agreement with the Prior Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company would cease paying these monthly fees. As of December 31, 2022 the Company owed the Prior Sponsor $144,516, is included in accrued expenses on the accompanying balance sheet. On June 30, 2023, in connection with the Sponsor Handover, the Administrative Support Agreement was terminated and the outstanding amount totaling $204,516 was cancelled. The Company classified the forgiveness of service administrative fee as additional paid in capital in the accompanying statements of shareholders’ deficit.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On June 12, 2023, we issued an unsecured promissory note to the Prior Sponsor (the “Prior Sponsor WCL Promissory Note”), whereby the Prior Sponsor agreed to loan up to $250,000 to us for working capital needs (the “Prior Sponsor Working Capital Loan”).

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

The Prior Sponsor has the option to convert all or any portion of the Prior Sponsor Working Capital Loan into Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Prior Sponsor Working Capital Loan accrues no interest on the unpaid principal balance. The Prior Sponsor Working Capital Loan is due on demand by the Prior Sponsor. Drawdowns could be requested until December 31, 2023. During July 2023 the Company had 4 drawdowns for a total of $158,968 under the Prior Sponsor Working Capital Loan. On September 6, 2023, the Prior Sponsor agreed to forgive the Prior Sponsor WCL Promissory Note balance due of $158,968. The fair value of the Prior Sponsor Working Capital Loan as of September 6, 2023 was $58,992 (see Note 9). The Company has accounted for the extinguishment of the fair value of Prior Sponsor Working Capital Loan as additional paid in capital due to the related party relationship in accordance with FASB ASC Topic 470-50-40-2, “Debt” .

In connection with the closing of the Sponsor Handover, on July 18, 2023, the Sponsor Purchasers caused $375,000 to be deposited into the Trust Account to support the first three months of the Extension from July 18, 2023 to October 18, 2023 (the “July 2023 Extension Deposit”). The Purchaser agreed to deposit into the Trust Account an additional $125,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination until the end of the Combination Period. On October 17, 2023, November 16, 2023, December 13, 2023, January 17, 2024, February 16, 2024, March 18, 2024, April 17, 2024, the Company made the monthly deposit totaling $125,000 to extend the date the Company has to complete a Business Combination until May 18, 2024.

On July 18, 2023, the Company issued an unsecured promissory note in an amount of $375,000 (the “July 2023 Promissory Note”), to Chunyi (Charlie) Hao, for the July 2023 Extension Deposit. The July 2023 Promissory Note does not bear interest and will be due and payable on the earlier (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company.

On September 13, 2023, the Company issued unsecured promissory notes in an aggregate amount of $2,125,000 to the Company’s officers and their affiliates, for the Company’s working capital needs (the “September 2023 Promissory Notes”). The September 2023 Promissory Notes do not bear interest and mature upon the earlier of on the earlier (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company. As of December 31, 2023, the Company received $1,625,000 of the proceeds from the September 2023 Promissory Notes. On January 5, 2024, the Company received the remaining $500,000 of proceeds from the September 2023 Promissory Notes.

The outstanding promissory notes from the July 2023 Promissory Note and September 2023 Promissory Notes totaled $2,000,000 as of December 31, 2023.

Note 6—Commitments and Contingencies

Registration and Shareholder Rights Agreement

Pursuant to the Registration Rights Agreement, the holders of the Founder Shares, Private Placement Warrants (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination. The Company bears the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the Underwriting Agreement, the Company paid an underwriting discount of $0.20 per Public Unit Offering (as defined in the Underwriting Agreement) price to the underwriters at the closing of the Initial Public Offering and Over-Allotment Option. The underwriting discount was paid in cash. In addition, the Company agreed to pay deferred underwriting commissions of $0.45 per Unit, or $10,350,000 in the aggregate. The deferred underwriting commission would become payable to the underwriters from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the Underwriting Agreement, including the performance of services specified therein.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

On June 23, 2023, in connection with the Sponsor Handover, the underwriters agreed to waive their entitlement to the deferred underwriting commission of $10,350,000 to which it became entitled upon completion of the Initial Public Offering. As a result, the Company derecognized the entire deferred underwriting fee payable of $10,350,000 and recorded $9,868,725 of the forgiveness of the deferred underwriting fee allocated to Public Shares to additional paid-in capital and the remaining balance of $481,275 was a gain from extinguishment of liability allocated to warrant liabilities.

Forward Purchase Agreements

On June 21, 2021 and July 26, 2021, respectively, the Company entered into forward purchase agreements (the “Forward Purchase Agreements”) pursuant to which one Anchor Investor and one institutional accredited investor that are not affiliated with the Prior Sponsor, Sponsor, Prior Directors, Prior Officers or any member of Management (the “Forward Purchase Investors”), subscribed to purchase from the Company an aggregate of 4,500,000 Class A Ordinary Shares at a price of $10.00 per share as described in the Forward Purchase Agreements, each in a private placement that would close immediately prior to the closing of our initial Business Combination. The terms of the forward purchase shares would generally be identical to the Class A Ordinary Shares included in the Units, except that they would have registration rights and rights of first refusal with respect to any Business Combination financing, as described in the Forward Purchase Agreements. One of the Forward Purchase Investors may elect, in its sole discretion, to purchase convertible debt securities or non-convertible debt instruments in lieu of the forward purchase shares, or a combination thereof, for an aggregate purchase price of up to $25,000,000.

On September 13, 2023 and September 14, 2023, the Company and the Forward Purchase Investors mutually terminated and cancelled the Forward Purchase Agreements described above.

Investment Banking Services

In February 2023, the Company entered into an agreement with a third-party investment banking company to provide certain investment banking services in connection with a potential Business Combination of a privately held company as described in Note 1 and a possible private placement by the Company to one or more potential investors of securities of the Company in connection with the potential Business Combination. The investment banking company as part of the agreement, may be entitled to success fees in the event that the Company finalizes a Business Combination.

The Company also agreed to reimburse the investment banking company for all reasonable out-of-pocket expenses, not to exceed $525,000, regardless of the consummation of a Business Combination. As of December 31, 2023 the Company has paid all outstanding reimbursable costs in the amount of $98,089.

In July 2023, the Company terminated the agreement with the third party investment banking company for the provision of certain investment banking services in connection with a potential Business Combination (which included waiver of all potential fees and rights thereunder by the third-party investment banking company, excluding the above unbilled reimbursable costs noted above).

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7—Warrant Liability

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the Warrant Agreement). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the issuance of Class A Ordinary Shares issuable upon exercise of the Warrants and to maintain a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed; provided, that if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Warrants have an exercise price of $11.50 per share. If (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Board, and in the case of any such issuance to the Sponsor, Prior Sponsor, Prior Directors, Prior Officers and members of Management, or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of (i) the Market Value and (ii) the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that (1) the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be non-redeemable (except as described below) so long as they are held by the Sponsor or its permitted transferees, (3) the Private Placement Warrants may be exercised by the holders on a cashless basis and (4) the holders of the Private Placement Warrants (including with respect to the Ordinary Shares issuable upon exercise of the Private Placement Warrants) are entitled to registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company accounts for the 18,845,000 Warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 7,345,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. The Private Placement Warrants have a provision whereby the Private Placement Warrants  if transferred to persons other than permitted transferees shall upon transfer cease to be Private Placement Warrants and shall become Public Warrants. Because of this provision the Private Placement Warrants settlement amounts are dependent on the warrant holder and the Private Placement Warrants are not considered indexed to the Company’s ordinary shares therefore precluding equity classification. The Public Warrant tender provisions do not provide for the warrant holders and the underlying shareholders to receive the same pro rata settlement amount. Because of this tender offer provision it requires the Public Warrants to be classified as a liability because the settlement amount received by the warrant holder could be greater than the holder of the Company’s ordinary shares.

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

Note 8—Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 90,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were no Class A Ordinary Shares issued and outstanding, excluding 10,608,802 and 23,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

Shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders; provided that, prior to the completion of the initial Business Combination, holders of the Class B Ordinary Shares have the right to elect all of the Company’s directors and remove members of the Board for any reason. Holders of the Public Shares are not entitled to vote on the Company’s election of directors during such time. These provisions of the Amended and Restated Memorandum governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by no less than two-thirds of the Ordinary Shares who attend and vote at the Company’s general meeting, which shall include the affirmative vote of a simple majority of the Class B Ordinary Shares. With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, holders of the Class A Ordinary Shares and holders of the Class B Ordinary Shares vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of the initial Business Combination, or earlier at the option of the holders, on a one-for-one basis. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, including pursuant to a specified future issuance, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the then-outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued or issuable to any seller in the initial Business Combination).

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

Dividends

The Company has not paid any cash dividends on the Ordinary Shares to date and does not intend to pay cash dividends prior to the completion of the initial Business Combination.

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$235,933,496	$—	$—	$235,933,496
Total	$235,933,496	$—	$—	$235,933,496

On November 9, 2023, the Company instructed Continental, the trustee with respect to the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering, Over-Allotment Option and Private Placement are no longer invested in U.S. government securities or money market funds. As of December 31, 2023, the cash held in Trust Account no longer falls under the fair value hierarchy.

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$230,000	$—	$—	$230,000
Warrant liability - Private Placement Warrants	—	146,900	—	146,900
Total	$230,000	$146,900	$—	$376,900

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$345,000	$—	$—	$345,000
Warrant liability - Private Placement Warrants	—	220,350	—	220,350

Total	$345,000	$220,350	$—	$565,350

As of December 31, 2023 and 2022 estimated fair value of the Public Warrants was determined by their public trading price and the Private Placement Warrants estimated value was based on the public trading price of the Public Warrants. The reason for the Private Placement Warrants being estimated as the same value as the Public Warrants was because of the make-whole provisions, whereby, the Private Placement Warrants are subject to the same redemption rights as the Public Warrants (see Note 7). The estimated fair value of the Private Placement Warrants are determined using Level 2 inputs.

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

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

As noted in Note 5, the Prior Sponsor forgave the Prior Sponsor WCL Promissory Note on September 6, 2023. Significant inputs to the valuation are as follows at September 6, 2023:

September 6, 2023
Conversion price	$1.00
Private warrant price	$0.07
Volatility	3.30%
Term	1.12
Risk-free rate	5.39%
Dividend yield	0.00%
Number of steps	50
Total drawdowns date of forgiveness – cash value	$158,968
Fair value	$58,992

TRISTAR ACQUISITION I CORP.

NOTES TO FINANCIAL STATEMENTS

The following tables provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis for the year ended December 31, 2023 and 2022:

	Convertible promissory note – Prior Sponsor Working Capital Loan	Private Placement Warrants	Total
Fair value at December 31, 2022	$-	$220,350	$220,350
Proceeds from drawdown – cash value	158,968	-	158,968
Change in fair value of Private Placement Warrants		(73,450)	(73,450)
Transfer of Private Placement Warrants from Level 3 to Level 2		(146,900)	(146,900)
Change in fair value of convertible note	(99,976)	-	(99,976)
Forgiveness of convertible note moved to additional paid in capital	(58,992)	-	(58,992)
Fair value at December 31, 2023	$-	$-	$-

Private Placement Warrants
Fair value at December 31, 2021	$3,819,400
Change in fair value of Private Placement Warrants	(3,599,050)
Transfer of Private Placement Warrants from Level 3 to Level 2	(220,350)
Fair value at December 31, 2022	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.The Private Placement Warrants were transferred from Level 3 to Level 2 as of December 31, 2023 and 2022 because the fair value was based off the public trading price of the Public Warrants due to the make-whole provisions. The Private Placement Warrants were previously valued using a probability-adjusted Black Scholes pricing model.

Note 10—Share-Based Compensation

Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned, unless there is a modification in the award.  As described in Note 5, the former Chief Financial Officer and former Chief Operating Officer were transferred 50,000 Founder Shares (25,000 each) from the Prior Sponsor at the original purchase price in March 2021. The Company did not record any share-based compensation related to the 50,000 Founder Shares held by the former Chief Financial Officer and former Chief Operating Officer at the grant date as the amount was deemed de minimise.

The 150,000 Founder Shares transferred from the Prior Sponsor to the former directors had no share-based compensation recorded at the original grant date because the Founder Share Transfer Agreement had a performance condition that was not probable of being met.

On July 18, 2023, as part of the Sponsor Handover each of the former directors transferred 19,250 of Founder Shares to Chunyi (Charlie) Hao, President, Chief Financial Officer and Chairman of the Board of Directors, for a total of 115,500 and the former directors retained 5,750 each for a total of 34,500 Founder Shares. The 115,500 Founder Shares transferred to Chunyi (Charlie) Hao requires him to be a director at the time of the consummation of a Business Combination or the 115,500 Founder Shares will be transferred back to the former directors. Under ASC 718, the 115,500 Founder Shares transferred to Chunyi (Charlie) Hao have a performance condition that is not probable of occurring at the date he received the 115,500 Founder Shares, therefore no share based compensation has been recorded for the 115,500 Founder Shares as of September 30, 2023.

.

The former directors retained 34,500 Founder Shares (5,750 Founder shares each) as part of the Sponsor Handover. Effective July 18, 2023, the Prior Sponsor amended the Founder Share Transfer Agreement with the former directors to eliminate the performance condition. Under ASC 718, the amendment to remove the performance condition is considered a modification of the equity-classified award. In accordance with ASC 718, the modification to change the vesting in an equity-classified award from improbable to probable requires the Company to determine the fair value of the modified equity-classified award at the modification date and recognize share-based compensation over the remaining service period, if any. The 34,500 Founder Shares retained by the former directors, effective July 18, 2023 were considered fully vested and the Company recorded a share-based compensation expense in the amount of $35,535 which is included in general and administrative expenses in the statement of income for the year ended December 31, 2023.

The Company estimated the Founder Shares fair value on July 18, 2023 by using a pricing model with the following inputs:

July 18, 2023
Class A Ordinary Share Price	$10.46
Discount rate using Finnerty Model	1.10%
Volatility	3.20%
Term (in years)	2.3
Fair value	$1.03

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the accompanying financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

On January 5, 2024, the Company received the remaining $500,000 of proceeds from the September 2023 Promissory Notes (see Note 5).  On January 17, 2024, February 16, 2024, March 18, 2024 and April 17, 2024 the Company made the monthly deposit totaling $125,000 to extend the date the Company has to complete a Business Combination until May 18, 2024.

On April 17, 2024, the Company received a notice (the “NYSE Notice”) from the New York Stock Exchange (“NYSE”) that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) with the SEC. The NYSE Notice has no immediate effect on the listing of the Company’s Ordinary Shares on NYSE. The NYSE Notice informed the Company that, under NYSE rules, the Company has six months from April 16, 2024 to regain compliance with the NYSE listing standards by filing the Form 10-K with the SEC. If the Company fails to file the Form 10-K within the six-month period, NYSE may grant, in its sole discretion, an extension of up to six additional months for the Company to regain compliance, depending on the specific circumstances. The NYSE Notice also notes that NYSE may nevertheless commence delisting proceedings at any time if it deems that the circumstances warrant.

On April 24, 2024, Michael H. Liu notified the Board of his resignation as Chief Financial Officer and director of the Company, effective on April 23, 2024. On April 29, 2024, the Board appointed (i) Chunyi (Charlie) Hao, the Company’s President and Chairman of the Board, as the Chief Financial Officer of the Company, effective on April 29, 2024, and (ii) Xiaoma (Sherman) Lu, the Company’s Chief Executive Officer, as a director of the Company, to fill the vacancy left by Mr. Liu’s departure, effective on April 29, 2024.

On April 26, 2024, in connection with the Business Combination Agreement, the Company entered into the Amended Lock-Up Agreements with two Helport Investors, pursuant to which the Helport Investors agreed not to execute a Prohibited Transfer during the Lock-Up Period, provided, however, (i) each Helport Investor would be permitted to transfer the Lock-Up Securities during the Lock-Up Period to certain other shareholders of Helport, subject to certain trading volume limitations, and (ii) if each Holder made a credit facility available to Helport of at least $2,000,000 and $4,000,000, respectively, the Lock-Up Securities would be subject to early release upon the twelve-month anniversary of the Closing.

On May 3, 2024, the Company issued (i) an unsecured promissory note in the principal amount of up to $400,000 to Chunyi (Charlie) Hao, the Company’s President, Chief Financial Officer and Chairman of the Board of the Company, and (ii) an unsecured promissory note in the principal amount of up to $200,000 to Xiaoma (Sherman) Lu, the Company’s Chief Executive Officer and a director of the Company, in connection with working capital loans to the Company.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 13, 2021, by and between the Company, Wells Fargo Securities, LLC and Loop Capital Markets LLC, as representatives of the underwriters named therein. (4)
2.1

Business Combination Agreement, dated as of November 12, 2023, by and among the Company, Pubco, the First Merger Sub, the Second Merger Sub, Helport, the Purchaser Representative and the Seller Representative. + (8)

2.2

First Amendment to the Business Combination Agreement, dated as of December 18, 2023, by and among the Company, Pubco, the First Merger Sub, the Second Merger Sub, Helport, the Purchaser Representative and the Seller Representative. (9)

3.1	Amended and Restated Memorandum and Articles of Association. (4)
3.2	Resolution Approving Amendment to the Amended and Restated Memorandum and Articles of Association. (6)
4.1	Specimen Unit Certificate. (3)
4.2	Specimen Class A Ordinary Share Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated October 13, 2021, by and between the Company and Continental, as warrant agent. (4)
4.5	Description of Registered Securities. (5)
10.1	Amended and Restated Promissory Note, dated as of May 31, 2021, issued to the Prior Sponsor. (1)
10.2	Securities Subscription Agreement, dated March 15, 2021, by and between the Company and the Prior Sponsor. (2)
10.3	Investment Management Trust Account Agreement, dated October 13, 2021, by and between the Company and Continental, as trustee. (4)
10.4	Registration Rights Agreement, dated October 13, 2021, by and among the Company, the Prior Sponsor and the holders party thereto. (4)
10.5	Letter Agreement, dated October 13, 2021, by and among the Company, its Prior Officers, Prior Directors and the Prior Sponsor. (4)
10.6	Private Placement Warrants Transfer Agreement, dated October 13, 2021, by and between the Company and the Prior Sponsor. (4)
10.7	Administrative Support Agreement, dated October 13, 2021, by and between the Company and the Prior Sponsor. (3)
10.8	Indemnity Agreement, dated October 13, 2021, by and between the Company and William M. Mounger II. (4)
10.9	Indemnity Agreement, dated October 13, 2021, by and between the Company and Cathy Martine-Dolecki. (4)
10.10	Indemnity Agreement, dated October 13, 2021, by and between the Company and Timothy Dawson. (4)
10.11	Indemnity Agreement, dated October 13, 2021, by and between the Company and Robert Willis. (4)
10.12	Indemnity Agreement, dated October 13, 2021, by and between the Company and Greg Boyd. (4)
10.13	Indemnity Agreement, dated October 13, 2021, by and between the Company and David Jones. (4)
10.14	Indemnity Agreement, dated October 13, 2021, by and between the Company and David Barksdale. (4)
10.15	Indemnity Agreement, dated October 13, 2021, by and between the Company and Alex Parker. (4)
10.16	Indemnity Agreement, dated October 13, 2021, by and between the Company and Steven Rogers. (4)
10.17	Securities Transfer Agreement, dated July 18, 2023, by and among the Company, the Prior Sponsor and the Sponsor. (6)
10.18	Form of Founder Share Transfer Agreement, by and between Chunyi (Charlie) Hao and the transferor thereto. (6)
10.19	Form of Joinder to Letter Agreement and Registration Rights Agreement, by and among the Company, the Prior Sponsor and the Sponsor. (6)
10.20	Amendment to Letter Agreement, dated as of July 18, 2023, by and among the Company, the Prior Sponsor, and the other parties thereto. (6)
10.21	Promissory Note, dated as of July 18, 2023, issued to Chunyi (Charlie) Hao. (6)
10.22	Form of September 2023 Promissory Notes. (6)
10.23	Amended and Restated Investment Management Trust Agreement, dated as of July 18, 2023, by and between the Company and Continental, as trustee.*
10.24	Amendment No. 1 to Amended and Restated Investment Management Trust Agreement, dated as of November 13, 2023, by and between the Company and Continental, as trustee. (7)

61

10.25	Form of Lock-Up Agreement, by and among the Company, the Sponsor, Helport, and the Helport holders party thereto. (8)
10.26	Shareholder Support Agreement, dated as of November 12, 2023, by and among the Company, Helport and the Helport holders party thereto. (8)
10.27	Second Amendment to Letter Agreement, dated as of November 12, 2023, by and among the Company, the Prior Sponsor, the Sponsor, Helport, Pubco, and the other parties thereto. (8)
10.28	Form of Non-Competition and Non-Solicitation Agreement, dated as of November 12, 2023, by and among the Company, the Sponsor, Helport, Pubco and Subject Parties party thereto. (8)
10.29	Form of Assignment, Assumption and Amendment to Warrant Agreement, by and among the Company, Pubco and Continental, as warrant agent. (8)
10.30	Form of First Amendment to Registration Rights Agreement, by and among the Company, the Sponsor, Pubco and Helport. (8)
10.31	Lock-Up Agreement, dated as of April 26, 2024, by and among Tristar Acquisition I Corp., Helport AI Limited, Navy Sail International Limited and the shareholder named therein. (10)
10.32	Lock-Up Agreement, dated as of April 26, 2024, by and among Tristar Acquisition I Corp., Helport AI Limited, Navy Sail International Limited and the shareholder named therein. (10)
14.1	Code of Ethics.(3)
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

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted December 1, 2023.*
99.1	Amended Audit Committee Charter.*
99.2	Amended Compensation Committee Charter.*
99.3	Nominating and Corporate Governance Committee Charter.(3)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

+

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A (File No. 333-255009), filed with the SEC on June 25, 2021.

(2)	Incorporated by reference to Amendment No. 3 to the Company’s Registration Statement on Form S-1/A (File No. 333-255009), filed with the SEC on September 3, 2021.

(3)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-1/A (File No. 333-255009), filed with the SEC on September 29, 2021.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2021.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, as filed with the SEC on August 19, 2022.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2023.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the SEC on November 14, 2023.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2023.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on December 22, 2023.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on May 2, 2024.

62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2024	TRISTAR ACQUISITION I CORP.

	By:	/s/ Xiaoma (Sherman) Lu
	Name:	Xiaoma (Sherman) Lu
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xiaoma (Sherman) Lu	Chief Executive Officer and Director	May 8, 2024
Xiaoma (Sherman) Lu	(Principal Executive Officer)

/s/ Chunyi (Charlie) Hao	President, Chief Financial Officer and Chairman of the Board of Directors	May 8, 2024
Chunyi (Charlie) Hao	(Principal Financial and Accounting Officer)

/s/ Ri (Richard) Yuan	Chief Investment Officer	May 8, 2024
Ri (Richard) Yuan

/s/ Xinyue (Jasmine) Geffner	Director	May 8, 2024
Xinyue (Jasmine) Geffner

/s/ Stephen Markscheid	Director	May 8, 2024
Stephen Markscheid

/s/Wang Chiu (Tommy) Wong	Director	May 8, 2024
Wang Chiu (Tommy) Wong

63