Form 10-Q
period 2024-03-31
Tristar Acquisition I Corp.
filed 2024-05-21
CIK 1852736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 20, 2024, there were 10,608,802 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

TRISTAR ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRISTAR ACQUISITION I CORP.
CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$223,969	$436,317
Prepaid expenses	221,547	217,255
Total current assets	445,516	653,572

Cash held in trust account	116,806,805	115,166,848

TOTAL ASSETS	$117,252,321	$115,820,420

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$728,006	$238,824
Accrued expenses	32,520	379,242
Total current liabilities	760,526	618,066

LONG TERM LIABILITIES:
Promissory notes - related parties	2,500,000	2,000,000
Derivative warrant liabilities	1,319,150	376,900
Total long term liabilities	3,819,150	2,376,900

Total liabilities	4,579,676	2,994,966

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 10,608,802 at $11.01 and $10.86 redemption value as of March 31, 2024 and December 31, 2023, respectively	116,804,313	115,164,356

Shareholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 90,000,000 shares authorized; no shares issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	1,855,733	3,495,690
Accumulated deficit	(5,987,976)	(5,835,167)
Total shareholders' deficit	(4,131,668)	(2,338,902)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$117,252,321	$115,820,420

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

General and administrative expenses	$(478,742)	$(487,843)
Loss from operations	(478,742)	(487,843)

Other income
Interest income	3,226	1,785
Interest income - cash held in trust	1,264,957	2,590,329
Change in fair value of warrant liability	(942,250)	(1,319,150)
Total other income	325,933	1,272,964
Net (loss) income	$(152,809)	$785,121

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	10,608,802	23,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares subject to redemption	$(0.01)	$0.03
Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.01)	$0.03

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2024
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2024	-	$-	5,750,000	$575	$3,495,690	$(5,835,167)	$(2,338,902)
Remeasurement of Class A ordinary shares to redemption amount amount as of March 31, 2024	-	-	-	-	(1,639,957)	-	(1,639,957)
Net loss	-	-	-	-	-	(152,809)	(152,809)
Balance March 31, 2024	-	$-	5,750,000	$575	$1,855,733	$(5,987,976)	$(4,131,668)

	THREE MONTHS ENDED MARCH 31, 2023
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	-	$-	5,750,000	$575	$-	$(10,365,447)	$(10,364,872)
Remeasurement of Class A ordinary shares to redemption amount amount as of March 31, 2023	-	-	-	-	-	(2,590,329)	(2,590,329)
Net income	-	-	-	-	-	785,121	785,121
Balance March 31, 2023	-	$-	5,750,000	$575	$-	$(12,170,655)	$(12,170,080)

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(152,809)	$785,121
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in derivative warrant liabilities	942,250	1,319,150
Interest income earned on cash held in Trust Account	(1,264,957)	(2,590,329)
Changes in operating assets and liabilities:
Prepaid expenses	(4,292)	13,425
Accounts payable	489,182	(2,166)
Accrued expenses	(346,722)	178,735
Net cash used in operating activities	(337,348)	(296,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited into Trust Account	(375,000)	-
Net cash used in investing activities	(375,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note - related party	500,000	-
Net cash provided by financing activities	500,000	-

NET DECREASE IN CASH	(212,348)	(296,064)

CASH BEGINNING OF PERIOD	436,317	587,546

CASH END OF PERIOD	$223,969	$291,482

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Remeasurement of Class A ordinary shares to redemption amount	$1,639,957	$2,590,329

See accompanying notes to unaudited condensed financial statements.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2024 and December 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2024 relates to the Company’s formation and the Initial Public Offering (as defined below) and since completion of the IPO, searching for a target with which to consummate a Business Combination and consummating such Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

The Company’s prior sponsor was Tristar Holdings I LLC, a Cayman Islands limited liability company (the “Prior Sponsor”). On July 18, 2023, upon the consummation of the Sponsor Handover (as defined below), Navy Sail International Limited, a British Virgin Islands company (the “Sponsor”), became the new sponsor of the Company.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company will provide its Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account ($11.01 per share as of March 31, 2024), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. The Class A Ordinary Shares are recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Business Combination Agreement

On November 12, 2023, the Company entered into the Business Combination Agreement, as amended on December 18, 2023 (“Helport Business Combination Agreement”) with Helport AI Limited, a British Virgin Islands business company (“Pubco”), Merger I Limited, a British Virgin Islands business company and a wholly-owned subsidiary of Pubco (“the First Merger Sub”), Merger II Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of Pubco (“the Second Merger Sub”), Helport Limited, a British Virgin Islands business company (“Helport”), the Sponsor and Extra Technology Limited, a BVI business company, in the capacity as the representative of the Helport Shareholders (“the Seller Representative”). Pursuant to the Helport Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the Helport Business Combination (the “Closing”), (i) the First Merger Sub will merge with and into Helport (the “First Merger”), with Helport surviving the First Merger as a wholly-owned subsidiary of Pubco and the outstanding securities of Helport being converted into the right to receive securities of Pubco; and (b) following the First Merger, the Second Merger Sub will merge with and into the Company (the “Second Merger”), with the Company surviving the Second Merger as a wholly-owned subsidiary of Pubco and the Company’s outstanding securities being converted into the right to receive securities of Pubco.

For a full description of the Helport Business Combination Agreement and the Helport Business Combination, please see “Item 1. Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on May 8, 2024.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Liquidity, Capital Resources and Going Concern

As of May 20, 2024 and March 31, 2024, the Company had cash outside the Trust Account of $14,637 and $223,969, respectively, available for working capital needs. Cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Ordinary Shares. As of March 31, 2024 and December 31, 2023, none of the amount in the Trust Account was available to be withdrawn as described above. The Company’s cash held outside the Trust Account does not hold any cash taken from the Trust Account as of March 31, 2024 and December 31, 2023.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the Company’s unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected through December 31, 2024 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form10-K for the year ended December 31, 2023 as filed with the SEC on May 8, 2024, which contains the audited financial statements and notes thereto.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates

The preparation of the accompanying condensed financial statements in conformity with GAAP requires the Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash Held in Trust Account

As of March 31, 2024 and December 31, 2023 the assets held in Trust Account were held in an interest-bearing demand deposit account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Ordinary Shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. The Ordinary Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of March 31, 2024 and December 31, 2023, 10,608,802 Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s accompanying condensed balance sheets.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Class A Ordinary Shares subject to possible redemption reflected on the accompanying condensed balance sheets as of March 31, 2024 and December 31, 2023 are reconciled on the following table:

Class A Ordinary Shares subject to possible redemption, December 31, 2022	$235,931,005
Less:
Redemption of Class A Ordinary Shares	(130,320,660)
Plus:
Remeasurement on Class A Ordinary Shares subject to possible redemption amount	9,554,011
Class A Ordinary Shares subject to possible redemption, December 31, 2023	115,164,356
Plus:
Remeasurement on Class A Ordinary Shares subject to possible redemption amount	1,639,957
Class A Ordinary Shares subject to possible redemption, March 31, 2024	$116,804,313

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the accompanying condensed financial statements. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands and accordingly income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Share-based Compensation

The Company accounts for share-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”)”. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed statements of operations.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the accompanying condensed statements of operations. Derivative assets and liabilities are classified in the accompanying condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants, in accordance with FASB ASC Topic 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement, dated October 13, 2021, by and between the Company and Continental (the “Warrant Agreement”), related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the accompanying condensed balance sheets and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”), with changes in fair value recognized in the statement of operations in the period of change.

The fair value of the Public and Private Placement Warrants as of March 31, 2024 and December 31, 2023 are based on observable listed prices. Since the Private Placement Warrants have substantially the same terms as the Public Warrants, the Company determined the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant and therefore have the same value because the Private Placement Warrants are subject to the make-whole provisions, per the warrant agreement.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The carrying amounts reflected in the accompanying condensed balance sheets for cash, prepaid expenses, cash held in trust account, accounts payable, and accrued expenses approximate fair value due to their short-term nature.

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

Net (Loss) Income Per Ordinary Share

The Company applies the two-class method in calculating net (loss) income per Ordinary Share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of Ordinary Share. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net (loss) income per ordinary share is computed by dividing the pro rata net income between the Class A Ordinary Share and the Class B Ordinary Share by the weighted average number of Ordinary Shares outstanding. The calculation of diluted income per Ordinary Share does not consider the effect of the Warrants issued in connection with the Initial Public Offering since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive. The warrants are exercisable for 18,845,000 shares of Class A ordinary share in the aggregate.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	For the three months ended March 31,	For the three months ended March 31,
	2024	2023
Ordinary Shares subject to possible redemption
Numerator: (Deficit) Earnings allocable to Redeemable Class A Ordinary Shares
Net (loss) income allocable to Class A Ordinary Share subject to possible redemption	$(99,098)	$628,097
Denominator: Redeemable Class A Ordinary Shares,
Basic and diluted weighted average shares outstanding	10,608,802	23,000,000
Basic and diluted net (loss) income per share, Redeemable Class A Ordinary Shares	$(0.01)	$0.03
Non-redeemable ordinary shares
Numerator: Net (loss) income allocable to Class B Ordinary Shares not subject to redemption
Net (loss) income allocable to Class B Ordinary Shares not subject to redemption	$(53,711)	$157,024
Denominator: Weighted Average non-redeemable Class B Ordinary Shares
Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net (loss) income per share	$(0.01)	$0.03

Recent Accounting Standards

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Administrative Support Agreement

In connection with the Initial Public Offering, the Company entered into the Administrative Support Agreement with the Prior Sponsor, to pay a total of $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial Business Combination or liquidation, the Company would cease paying these monthly fees. For the three month ended March 31, 2023, the Company recorded an expense totaling $30,000 which is included in general and administrative expenses in the condensed statement of operations. On June 30, 2023, in connection with the Sponsor Handover, the Administrative Support Agreement was terminated and the outstanding amount totaling $204,516 was cancelled.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans as of March 31, 2024 and December 31, 2023.

In connection with the closing of the Sponsor Handover, on July 18, 2023, the Sponsor Purchasers caused $375,000 to be deposited into the Trust Account to support the first three months of the Extension from July 18, 2023 to October 18, 2023 (the “July 2023 Extension Deposit”). The Purchaser agreed to deposit into the Trust Account an additional $125,000 for each successive month, or portion thereof, that is needed by the Company to complete an initial Business Combination until the end of the Combination Period. Each month starting on October 17, 2023 through May 17, 2024, the Company made the monthly deposit totaling $125,000 to extend the date the Company has to complete a Business Combination until June 18, 2024.

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

On September 13, 2023, the Company issued unsecured promissory notes in an aggregate amount of $2,125,000 to the Company’s officers and their affiliates, for the Company’s working capital needs (the “September 2023 Promissory Notes”). The September 2023 Promissory Notes do not bear interest and mature upon the earlier of on the earlier (a) the date that the Company consummates an initial Business Combination and (b) the date of the liquidation of the Company. As of March 31, 2024 and December 31, 2023, there was $2,125,000 and $1,625,000, respectively, from the September 2023 Promissory Notes outstanding.

The outstanding July 2023 Promissory Note and September 2023 Promissory Notes totaled $2,500,000 and $2,000,000 as of March 31, 2024 and December 31, 2023, respectively.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company agreed to reimburse the investment banking company for all reasonable out-of-pocket expenses, not to exceed $525,000. The Company incurred $98,089 of reimbursable expenses for the 3 month period ended March 31, 2023 which is included in the accompanying condensed statements of operations. In July 2023, the Company terminated the agreement with the third party investment banking company and incurred no additional expenses.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 8—Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 90,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were no Class A Ordinary Shares issued and outstanding, excluding 10,608,802 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 10,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 5,750,000 Class B Ordinary Shares issued and outstanding.

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

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Dividends

The Company has not paid any cash dividends on the Ordinary Shares to date and does not intend to pay cash dividends prior to the completion of the initial Business Combination.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 9—Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$805,000	$—	$—	$805,000
Warrant liability - Private Placement Warrants	—	514,150	—	514,150
Total	$805,000	$514,150	$—	$1,319,150

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability – Public Warrants	$230,000	$—	$—	$230,000
Warrant liability - Private Placement Warrants	—	146,900	—	146,900
Total	$230,000	$146,900	$—	$376,900

As of March 31, 2024 and December 31, 2023 estimated fair value of the Public Warrants was determined by their public trading price and the Private Placement Warrants estimated value was based on the public trading price of the Public Warrants. The reason for the Private Placement Warrants being estimated as the same value as the Public Warrants was because of the make-whole provisions, whereby, the Private Placement Warrants are subject to the same redemption rights as the Public Warrants (see Note 7). The estimated fair value of the Private Placement Warrants are determined using Level 2 inputs.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2024 and 2023.

Note 10—Share-Based Compensation

Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned, unless there is a modification in the award.  For the 3 months ended March 31, 2024 and 2023 there was no share-based compensation recognized.

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the accompanying condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying condensed financial statements.

On April 17, 2024 and May 17, 2024, respectively, the Company made two the monthly deposits of $125,000 each to extend the date the Company has to complete a Business Combination until June 18, 2024.

On April 17, 2024, the Company received a notice (the “NYSE Notice”) from the New York Stock Exchange (“NYSE”) that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) with the SEC. The NYSE Notice had no immediate effect on the listing of the Company’s Ordinary Shares on NYSE. On May 8, 2024, the Company filed its Form 10-K, and as a result, on May 8, 2024, NYSE notified the Company that it is back in compliance with Section 802.01E of the NYSE Listed Company Manual.

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

TRISTAR ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

On April 26, 2024, Tristar entered into lock-up agreements (the “Amended Lock-Up Agreements”) with two shareholders of Helport (the “Helport Investors”), pursuant to which the Helport Investors agreed not to execute a Prohibited Transfer (as defined in the Amended Lock-Up Agreements) during the Lock-Up Period (as defined in the Amended Lock-Up Agreements), provided, however, (i) each Helport Investor would be permitted to transfer the Lock-Up Securities during the Lock-Up Period to certain other shareholders of Helport, subject to certain trading volume limitations, and (ii) if each Helport Investor made a credit facility available to Helport of at least $2,000,000 and $4,000,000, respectively, the Lock-Up Securities would be subject to early release upon the twelve-month anniversary of the Closing.

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

On May 18, 2024, the Company and Pubco entered into subscription agreements with three investors on substantially same terms (the “PIPE Investors”), pursuant to which, among other things, Pubco has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of Pubco at a purchase price equal to the lower of (i) $10.80 per share or (ii) the per share redemption price for public shareholders in connection with the Business Combination, for an aggregate purchase price of $15,000,000, in a private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (“Report”) including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

As indicated in the accompanying condensed financial statements, as of March 31, 2024, we had $223,969 of cash, and no deferred offering costs. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Recent Developments

On April 17, 2024, the Company received a notice (the “NYSE Notice”) from the New York Stock Exchange (“NYSE”) that the Company is not in compliance with Section 802.01E of the NYSE Listed Company Manual as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”) with the SEC. The NYSE Notice had no immediate effect on the listing of the Company’s Ordinary Shares on NYSE. The Form 10-K was filed by the Company on May 8, 2024. As a result, on May 8, 2024, NYSE notified the Company that it is back in compliance with Section 802.01E of the NYSE Listed Company Manual.

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

On April 26, 2024, the Company entered into lock-up agreements (the “Amended Lock-Up Agreements”) with two shareholders of Helport (the “Helport Investors”), pursuant to which the Helport Investors agreed not to execute a Prohibited Transfer (as defined in the Amended Lock-Up Agreements) during the Lock-Up Period (as defined in the Amended Lock-Up Agreements), provided, however, (i) each Helport Investor would be permitted to transfer the Lock-Up Securities during the Lock-Up Period to certain other shareholders of Helport, subject to certain trading volume limitations, and (ii) if each Helport Investor made a credit facility available to Helport of at least $2,000,000 and $4,000,000, respectively, the Lock-Up Securities would be subject to early release upon the twelve-month anniversary of the Closing.

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

On May 18, 2024, the Company and Pubco entered into subscription agreements with three investors on substantially the same terms (the “PIPE Investors”), pursuant to which, among other things, Pubco has agreed to issue and sell to the PIPE Investors, and the PIPE Investors have agreed to subscribe for and purchase certain number of ordinary shares of Pubco at a purchase price equal to the lower of (i) $10.80 per share or (ii) the per share redemption price for public shareholders in connection with the Business Combination, for an aggregate purchase price of $15,000,000, in a private placement.

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

Results of Operations

For the three months ended March 31, 2024, we had a net loss of $(152,809), which consisted of operating costs of $478,742 and change in fair value of warrant liability of $942,250, offset by interest income on cash held in the Trust Account and cash held outside of trust of $1,268,183.

For the three months ended March 31, 2023, we had a net income of $785,121, which consisted of operating costs of $487,843 and change in fair value of warrant liability of $1,319,150, offset by interest income on investments held in the Trust Account and cash held outside of trust of $2,592,114.

For the three months ended March 31, 2024, cash used in operating activities was $337,348. Net loss of $152,809 was affected by change in derivative warrant liabilities of $942,250, interest earned on cash held in the Trust Account of ($1,264,957), and changes in operating assets and liabilities, which provided $138,168 of cash from operating activities.

For the three months ended March 31, 2024, cash used in investing activities was $375,000 which represented cash deposited into the Trust Account.

For the three months ended March 31, 2024, cash provided by financing activities was $500,000 which represents proceeds from promissory note – related party.

For the three months ended March 31, 2023, cash used in operating activities was $296,064. Net income of $785,121 was affected by change in derivative warrant liabilities totaling $1,319,150, interest earned on investment held in the Trust Account of ($2,590,329), and changes in operating assets and liabilities, which provide $189,994 of cash from operating activities.

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

   Liquidity, Capital Resources and Going Concern

As of March 31, 2024, $116,806,805 is held in the Trust Account. All cash held in the Trust Account is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Ordinary Shares. As of May 20, 2024 and March 31, 2024 the remaining cash not held in the Trust Account is $14,637 and $223,969, respectively, which is available for working capital needs. We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We have until October 18, 2024 to consummate our initial Business Combination. It is uncertain that we will be able to consummate our initial Business Combination by this time. If we do not consummate our initial Business Combination by such date, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about our ability to continue as a going concern through one year from the date of the financial statements if our initial Business Combination is not consummated. The condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

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

At March 31, 2024, the total outstanding balance from the July 2023 Extension Note and September 2023 Notes was $2,500,000.

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

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We did not identify any critical accounting estimates, assumptions or judgments that had a significant impact on the financial statements for the periods included in this Form 10-Q. We have identified the following critical accounting policies:

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

Net (Loss) Income per Ordinary Shares

The Company applies the two-class method in calculating net (loss) income per ordinary share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of ordinary share. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net (loss) income per ordinary share is computed by dividing the pro rata net loss between the Class A ordinary share and the Class B ordinary share by the weighted average number of ordinary shares outstanding. The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants and rights issued in connection with the Public Offering since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 18,845,000 Class A ordinary shares in the aggregate.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this Quarterly Report as we have not conducted any operations to date.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weaknesses in our internal control over financial reporting related to the accounting and recording of accrued liabilities, accounting and recording financial instruments related to convertible debt and share based compensation, and extinguishment of related party liabilities.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) the Registration Statement on Form S-1 initially filed with the SEC on April 2, 2021, as amended, and declared effective on October 13, 2021 (File No. 333-255009) (the “IPO Registration Statement”), (ii) Annual Reports on Form 10-K and Form 10-K/A, as applicable, for the years ended December 31, 2021, 2022 and 2023, as filed with the SEC on August 19, 2022, March 9, 2023 and May 8, 2024, respectively, and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, as filed with the SEC on August 19, 2022, November 14, 2022, May 12, 2023, August 14, 2023, and November 14, 2023, respectively, and (iv) Proxy Statement on Schedule 14A as filed with the SEC on July 7, 2023, as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Promissory Note, dated May 3, 2024, issued to Chunyi (Charlie) Hao.
10.2	Promissory Note, dated May 3, 2024, issued to Xiaoma (Sherma) Lu.
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

Dated: May 20, 2024	TRISTAR ACQUISITION I CORP.

	By:	/s/ Chunyi (Charlie) Hao
	Name:	Chunyi (Charlie) Hao
	Title:	Chief Financial Officer
(Principal Financial Officer)

